Form 10-K/A
period 1996-01-28
SUNBELT NURSERY GROUP INC
filed 1996-05-24
CIK 783319

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                 FORM 10-K/A-1

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 28, 1996

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-9031

                          SUNBELT NURSERY GROUP, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                              75-1932993
    (State of incorporation)         (I.R.S. Employer Identification No.)

      500 Terminal Road, Fort Worth, Texas           76106
    (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: 817 / 624-7253

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   Common Stock, $0.01 par value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Based on the closing sales price on May 9, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $13,812,500.

     The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of May 9, 1996, was 8,500,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

================================================================================

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

DIRECTORS
- ---------

  The current directors of the Company, their respective ages, tenure with the Company as directors, and business experience are listed below. Each current director intends to stand for re-election to the Company's Board of Directors at the next annual meeting of stockholders.

  RUDY BOSCHWITZ, age 64, has served as a director of the Company since October 31, 1994. Mr. Boschwitz serves as Chairman of the Board of Directors of Home Valu, Inc., a retailer of home improvement products headquartered in Minneapolis, Minnesota. Mr. Boschwitz also serves as a member of the Boards of Directors of Chicago Mercantile Exchange and TCF Bank. Mr. Boschwitz served as United States Senator from the State of Minnesota from 1978 to 1990, and is presently a candidate for the United States Senate.

  RODNEY P. BURWELL, age 57, has served as a director of the Company since October 31, 1994. Mr. Burwell also serves as the Chairman of the Board of Directors of Xerxes Corporation, a manufacturer of underground storage containers located in Minneapolis, Minnesota, and has served as its Chief Executive Officer since 1969. Mr. Burwell is also a member of the Boards of Directors of Children's Broadcasting Corporation and Vaughn Communications.

  TIMOTHY R. DUOOS, age 40, has served as the Chairman of the Board of the Company since October 31, 1994, and Chief Executive Officer of the Company since November 18, 1994. Mr. Duoos is also the principal stockholder of Lyndale Garden Center, Inc., a regional retailer of lawn and garden products, located in Minneapolis, Minnesota, and has served as the Chairman of the Board of Directors of Lyndale Garden Center, Inc. since October 1986.

  RICHARD R. DWYER, age 41, has served as a director of the Company since October 31, 1994, and President of the Company since November 18, 1994. Prior to joining the Company, Mr. Dwyer served as President of Lyndale Garden Center, Inc. from December 1990 to October 1994. From April 1985 through September 1990, Mr. Dwyer was a partner with the accounting firm of Ernst & Young.

  KENNETH A. MACKE, age 57, has served as a director of the Company since April 11, 1995. Mr. Macke served as the Chairman of the Board and Chief Executive Officer of Dayton Hudson Corporation, a national retailing company, from July 1984 to April 1994. Mr. Macke currently is a general partner of Macke Partners, a private venture capital and investment company located in Golden Valley, Minnesota. Mr. Macke also serves on the Boards of Directors of General Mills, Inc., Unisys Corporation and First Bank System, Inc.

COMPENSATION OF DIRECTORS
- -------------------------

  Directors Fees. Directors of the Company who are not employees of the Company receive $300 for each Board of Directors or committee meeting attended, whether by teleconference or in person, plus reasonable expenses incurred in the performance of their duties.

  Stock Options. Pursuant to the 1991 Stock Option Plan (the "Stock Option Plan") each non-employee director is automatically granted, on the day following the annual meeting of stockholders, non-qualified stock options to purchase 3,000 shares of the Company's Common Stock. The exercise price for such options is the fair market value on the date the option is granted. Each option becomes fully exercisable six months after the date of grant. No options were granted to the non-employee directors of the Company under the 1991 Stock Option Plan during the last fiscal year. By resolution of the Board of Directors adopted at a meeting of the Board held on March 6, 1995, and thereafter approved by the Company's stockholders on November 9, 1995, the Stock Option Plan was suspended with respect to the provisions for non-employee directors until the day following the annual meeting of stockholders held during the 1998 calendar year, or until such earlier date, if any, as the Board of Directors may reinstate the Stock Option Plan for all or some of its non-employee directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
- --------------------------------------------------------------------

  Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the applicable national stock exchange. Executive officers, directors and beneficial owners in excess of ten percent (10%) of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners in excess of ten percent (10%) were complied with, except that Mr. Boschwitz failed, on a single occasion, to timely file a notice of change in his ownership of Common Stock (Form 4) with respect to a transaction in the Common Stock occurring in November 1995.

EXECUTIVE OFFICERS
- ------------------

  The current executive officers of the Company, their respective ages, positions held and tenure as officers are as follows:


                                                                    Officer of
                                       Position(s) Held            the Company
           Name              Age       with the Company               Since
           ----              ---       ----------------            -----------
Timothy R. Duoos              40  Chief Executive Officer and      November 1994
                                  Chairman of the Board of
                                  Directors

Richard R. Dwyer              41  President                        November 1994

Walter M. Kulas               49  Vice President                   January 1993

BUSINESS EXPERIENCE
- -------------------

  Information concerning the business experience of Messrs. Duoos and Dwyer is provided under the section entitled " Directors" immediately above.

  Walter M. Kulas has served as Vice President of the Company since January 1993. Mr. Kulas served as Vice President of Wolfe Nursery and Director of Sunbelt Operations from January 1992 to January 1993 and in various management positions for the Company from December 1988 to January 1992.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee of the Board of Directors historically has established the compensation of the executive officers of the Company. Prior to the change in control described herein, the Compensation Committee consisted of Robert Ench, Chairman, Harris Ashton and Robert Lovejoy. Since October 31, 1994, the Compensation Committee has consisted of Rodney P. Burwell, Chairman, and Timothy R. Duoos. Mr. Burwell is not an employee of the Company. Mr. Duoos is the Chief Executive Officer of the Company.

  Compensation of executive officers has historically consisted of salary, annual bonus and long-term compensation in the form of stock options. The Company strives to establish levels of compensation that attract, retain and motivate executives and that are designed to reward strong financial performance of the Company and enhance stockholder value through awards of stock-based plans. Compensation of executive officers during the 1996 fiscal year consisted solely of salary. The Company will consider bonus and long-term compensation plans in the future, depending upon the Company's return to profitability and improvements in financial condition.

  The salary of the Chief Executive Officer and other executive officers for the past fiscal year was based upon a review of past corporate and individual performance. In evaluating corporate performance for the 1996 fiscal year, consideration was given to the Company's losses, factors (such as weather) that affected the Company's operating results, but were beyond the control of management, and actions that have been taken that are intended to enable the

Company to achieve improved financial performance in the future. In addition to corporate performance, consideration was given to individual efforts and achievements and the level of individual contribution to the overall performance of the Company. Based on these factors, but most specifically the Company's financial performance in fiscal 1996, salaries of all executive officers were maintained during the 1996 fiscal year. Mr. Duoos abstained from the vote approving his salary as the Company's Chief Executive Officer.

  Long-term incentives for the Company's executive officers are provided through awards under the Stock Option Plan. Awards under the 1991 Stock Option Plan are designed to increase stockholder value by providing value to executives only when there is an increase in value to all stockholders. Specific formulae have not been used for the determination of option grants, but consideration is given to the number of stock options outstanding at the time of awards. Due to the Company's financial performance, no stock options were awarded to the Company's executives in fiscal 1996.

                                         Timothy R. Duoos
                                         Rodney P. Burwell, Chairman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Mr. Timothy R. Duoos, the Company's Chief Executive Officer, is also a member of the Compensation Committee of the Board of Directors. In connection with the Company's loan agreement with American National Bank and Trust Company, Chicago, Illinois (the "Bank") dated October 1994, Mr. Duoos agreed to personally guarantee the repayment of all amounts borrowed by the Company from the Bank pursuant to the Company's revolving line of credit. In consideration therefore, the Company agreed to pay Mr. Duoos an annual loan guarantee fee of $60,000. As of January 28, 1996, the outstanding balance due the Bank by the Company was approximately $8,300,000.

COMPANY COMMON STOCK PERFORMANCE GRAPH

  Set forth below is a line graph comparing the cumulative total stockholder return on the Common Stock from the date of its initial public offering on October 4, 1991 to January 31, 1996, with the cumulative total return over the same period of the S&P 500 Index and the S&P 500 Retail-Specialty Index. As required by applicable rules of the Securities and Exchange Commission, the graph was prepared assuming (i) that $100 was invested on October 4, 1991 in each of the Common Stock, the S&P 500 Index and the S&P 500 Retail-Specialty Index and (ii) all dividends were reinvested on the ex-dividend dates.


                 COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
                      AMONG SUNBELT NURSERY GROUP, INC.,
                   S&P 500 INDEX AND S&P RETAIL STORES INDEX

                        PERFORMANCE GRAPH APPEARS HERE

                             1991     1992     1993     1994     1995     1996
                             ----     ----     ----     ----     ----     ----
Sunbelt Nursery Group, Inc.   100      81       70       36       24       28
S & P 500                     100     106      118      133      133      185
S & P Retail Stores           100     102      134      131      130      121

SUMMARY COMPENSATION TABLE

  The following table sets forth a summary of the compensation paid to the Company's Chief Executive Officer(s) and the other executive officers whose total cash compensation during fiscal 1996 exceeded $100,000 ("Named Executive Officers") for services rendered by such persons to the Company and its subsidiaries in all capacities, during the past three fiscal years.




              THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK



                                                                             Long-Term
                                           Annual Compensation              Compensation
                                     --------------------------------   ---------------------
Name and Principal Position  Fiscal                    Other Annual     Securities Underlying     All Other
- ---------------------------   Year   Salary   Bonus   Compensation(1)           Options         Compensation
                             ------  ------   -----   ---------------           -------         ------------
TIMOTHY R. DUOOS              1996   110,923    0            --                      0                   0
Chairman of the               1995    40,000    0            --                      0                   0
 Board and Chief
 Executive
 Officer
RICHARD R. DWYER              1996   180,000    0        14,489(2)                   0                   0
President                     1995    45,962    0             0                 50,000                   0
WALTER M. KULAS               1996   123,356    0            --                      0                   0
Vice President                1995   109,241    0            --                  6,000               3,414
                              1994   118,850    0            --                      0               3,895

(1) "Other Annual Compensation" is intended to cover forms of annual compensation that are not otherwise categorized as salary or bonus, such as perquisites. Except as otherwise stated, to the present knowledge of the Company, no Named Executive Officer received "Other Annual Compensation" in any of the past three fiscal years exceeding the threshold level for disclosure purposes, being the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer for such fiscal year.

(2) Represents reimbursement of moving expenses for Mr. Dwyer.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information, with respect to individual grants under the Company's Stock Option Plan, or otherwise, to the Named Executive Officers during the last fiscal year.

================================================================================================================================
                                                        Percent of                                          Potential Realizable
                             Number of Securities     Total Options/                                          Value at Assumed
                                  Underlying           SARs Granted       Exercise of                      Annual Rates of Stock
                                 Options/SARs          to Employees        Base Price     Expiration      Price Appreciation for
     Name and Position              Granted           in Fiscal Year         ($/Sh)          Date                Option Term
     -----------------       --------------------     --------------      -----------     ----------      ----------------------
                                                                                                               5%         10%
Timothy R. Duoos                      -0-                   --                 --              --              --         --
- --------------------------------------------------------------------------------------------------------------------------------
Richard R. Dwyer                      -0-                   --                 --              --              --         --
- --------------------------------------------------------------------------------------------------------------------------------
Walter M. Kulas                       -0-                   --                 --              --              --         --
================================================================================================================================

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

     The following table provides information with respect to the exercise of options by the Named Executive Officers during the last fiscal year and the value of unexercised stock options held as of the end of the fiscal year.

==================================================================================================================
                                                                 Number of Securities     Value ($) of Unexercised
                              Shares         Value ($)          Underlying Unexercised    In-the-Money Options at
                            Acquired on    Realized Upon         Options at 1-28-96         1-28-96 Exercisable/
           Name              Exercise        Exercise         Exercisable/Unexercisable       Unexercisable(1)
           ----             ----------     -------------      -------------------------   ------------------------
Timothy R. Duoos                -0-             -0-                      None                        -0-
- ------------------------------------------------------------------------------------------------------------------
Richard R. Dwyer                -0-             -0-                    12,000/-0-                    N/A
- ------------------------------------------------------------------------------------------------------------------
Walter M. Kulas                 -0-             -0-                    20,000/-0-                    N/A
==================================================================================================================

(1) Value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options. Because the market price of the Company's Common Stock on January 28, 1996 was less than the option exercise price, none of the exercisable options listed herein were "in-the-money."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The following table sets forth information with respect to the shares of Common Stock owned of record and beneficially by (i) all persons who own of record or are known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company and each executive officer named in the

Summary Compensation Table, and (iii) all directors and present executive officers of the Company as a group.


          NAME AND ADDRESS OF                AMOUNT AND NATURE OF       PERCENT
            BENEFICIAL OWNER                BENEFICIAL OWNERSHIP(1)    OF CLASS
          -------------------               -----------------------    ---------
     Timothy R. Duoos                            4,200,500(2)             49.4%
     6412 Lyndale Avenue South
     Richfield, Minnesota 55423

     Rudy Boschwitz                                 55,000(3)               *

     Rodney P. Burwell                             123,966(3)(4)           1.5%

     Richard R. Dwyer                               70,000(5)               *

     Kenneth A. Macke                               25,000(3)               *

     Walter M. Kulas                                23,087(6)               *

     All present executive                       4,497,553                52.25%
     officers and directors as a
     group (6 persons)

*Less than one percent (1%)

(1) Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (i) the voting power thereof, including the power to vote or to direct the voting of such shares, or (ii) the investment power with respect thereto, including the power to dispose or direct the disposition of such shares. In addition, a person is deemed to beneficially own any shares of which such person has the right to acquire beneficial ownership within 60 days. Except as otherwise stated, each person has sole voting and investment control with respect to the shares listed, and the information set forth with respect to the ownership of the Common Stock of the persons named in the table is as of May 1, 1996.

(2) Mr. Duoos has pledged all 4,200,500 shares to secure the Company's obligations under its loan agreement with a commercial bank providing for a revolving line of credit.

(3) Includes 25,000 shares that may be acquired upon exercise of certain non-qualified stock options.

(4) Includes 19,766 shares owned by trusts for the benefit of Mr. Burwell's children. Mr. Burwell disclaims beneficial ownership of these shares.

(5) Includes 12,000 shares that may be acquired upon exercise of options. Mr. Dwyer has pledged 58,000 shares to secure the Company's obligations under its loan agreement with a commercial bank providing for a revolving line of credit.

(6)  Includes 20,000 shares that may be acquired upon exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          During the 1996 fiscal year, the Company paid approximately $93,000 to two travel service companies located in Minneapolis, Minnesota, for transportation services provided to the Company's employees. Mr. Duoos, the Company's Chairman of the Board and Chief Executive Officer, is an owner in such travel service companies.

     In September 1995, Mr. Duoos loaned the Company $600,000 to be repaid on or before October 31, 1995. The interest charged under the loan was 10.25%, the same interest rate paid by the Company under its revolving line of credit. On October 27, 1995, the loan and accrued interest of $7,000 was repaid by the Company to Mr. Duoos.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 24, 1996                 SUNBELT NURSERY GROUP, INC.

                                    By /s/Richard R. Dwyer
                                       -----------------------------
                                       Richard R. Dwyer
                                       President