Form 10-Q
period 1996-04-28
SUNBELT NURSERY GROUP INC
filed 1996-06-11
CIK 783319

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED APRIL 28, 1996

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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


          Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding
     12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                 No
                               -------               _______

          As of June 12, 1996, the Registrant had 8,500,000 common shares, $.01 par value outstanding.


================================================================================

                          SUNBELT NURSERY GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


Part I.  Financial Information                                              Page
- ------------------------------                                              ----
Consolidated Statement of Operations for the Three Months
Ended April 28, 1996 and April 30, 1995..................................... 3

Consolidated Balance Sheet as of April 28, 1996 and
January 28, 1996............................................................ 4

Consolidated Statement of Cash Flows for the Three Months
Ended April 28, 1996 and April 30, 1995..................................... 5

Notes to Consolidated Financial Statements.................................. 6

Management's Discussion and Analysis of Results of
Operations and Financial Condition..........................................12




Part II.  Other Information
- ---------------------------

Legal Proceedings...........................................................16

Exhibits....................................................................17

Signatures..................................................................21

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          SUNBELT NURSERY GROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                         THREE MONTHS ENDED
                                                       APRIL 28,      APRIL 30,
                                                         1996            1995
                                                      ----------      ---------
Net sales                                                $43,879        $46,634
Cost of goods sold                                        24,193         25,488
                                                       ----------     ---------
Gross profit                                              19,686         21,146
General, administrative and
   selling expense                                        14,147         13,984
Depreciation and amortization                                715          1,028
Interest income                                              (11)           (19)
Interest expense                                             344            935
Provision for store closings                                   0           (210)
                                                       ----------     ---------

Net income                                                 4,491          5,428
                                                       ==========     =========


Earnings per share:

Net income per share                                       $0.53          $0.64
                                                       ==========     =========







  The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                            APRIL 28,                     January 28,
                                                              1996                           1996
                                                            (unaudited)
                                                          ---------------              ----------------
ASSETS
Current assets:
 Cash and cash equivalents                                        $4,420                        $1,140
 Cash - restricted                                                   770                          1006
 Accounts receivable, net                                          1,069                           310
 Inventories                                                      25,199                        25,595
 Other current assets                                              1,096                           672
                                                          ---------------              ----------------
   Total current assets                                           32,554                        28,723
                                                          ---------------              ----------------

Property and equipment, at cost                                   28,149                        27,951
Less accumulated depreciation                                     16,935                        16,220
                                                          ---------------              ----------------
Net property and equipment                                        11,214                        11,731

Other assets                                                         187                           221
                                                          ---------------              ----------------

   Total assets                                                  $43,955                       $40,675
                                                          ===============              ================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Accounts payable                                                $19,459                       $21,676
 Accrued compensation                                              2,154                         1,669
 Current portion of long-term debt and capital leases                625                           658
 Other current liabilities                                         6,072                         4,194
                                                          ---------------              ----------------
   Total current liabilities                                      28,310                        28,197

Long-term debt and capital leases                                 10,103                        11,473
Reserve for store closings                                           239                           336
Other long-term liabilities                                          776                           633
                                                          ---------------              ----------------
   Total liabilities                                              39,428                        40,639
                                                          ---------------              ----------------

Shareholders' equity:
 Common stock,  $.01  par value,  25 million shares
  authorized,  8,500,000  issued and outstanding                      85                            85
 Additional paid-in capital                                       45,151                        45,151
 Retained deficit                                                (40,659)                      (45,150)
 Subscriptions receivable from officer                               (50)                          (50)
                                                          ---------------              ----------------
   Total shareholders' equity                                      4,527                            36
                                                          ---------------              ----------------
Total liabilities and shareholders' equity                       $43,955                       $40,675
                                                          ===============              ================

The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                             THREE MONTHS ENDED
                                                                        APRIL 28,          APRIL 30,
                                                                          1996               1995
                                                                      ------------       ------------
OPERATING ACTIVITIES:
Net income                                                                 $4,491             $5,428
Adjustments to reconcile net income to cash
 provided by operating activities:
Depreciation and amortization                                                 715              1,028
Reversal of store closing reserve                                               -                210
Gain on sale of fixed assets                                                    -               (207)
Payment of store closing costs included in
 provision for store closings                                                 (97)              (379)
Changes in operating assets and liabilities:
 Inventories                                                                  396             (4,563)
 Accounts receivable and other assets                                      (1,149)              (448)
 Accounts payable                                                          (2,217)             1,296
 Accrued compensation                                                         485                182
 Other liabilities                                                          2,021              1,086
                                                                      ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   4,645              3,213
                                                                      ------------       ------------

INVESTING ACTIVITIES:

Purchase of property and equipment                                           (115)              (128)
Sale of property and equipment                                                  -              1,058
                                                                      ------------       ------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                         (115)               930
                                                                      ------------       ------------

FINANCING ACTIVITIES:
Additions to long-term debt                                                43,319             46,765
Principal payments of long-term debt, including
 capital lease obligations                                                (44,805)           (47,137)
Restricted cash for outstanding letters of credit                             236               (594)
                                                                      ------------       ------------
NET CASH USED FOR FINANCING ACTIVITIES                                     (1,250)              (966)
                                                                      ------------       ------------

Increase in cash and cash equivalents                                       3,280              3,177
Cash and cash equivalents at beginning of period                            1,140              1,287
                                                                      ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $4,420             $4,464
                                                                      ============       ============



  The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS
- --------------------------------------

     Sunbelt Nursery Group, Inc. (the "Company") is a specialty retailer of nursery and garden products with 88 stores operating under three prominent retail trade names: Wolfe Nursery in Texas and Oklahoma, Nurseryland Garden Centers in California, and Tip Top Nurseries in Arizona.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 28, 1996. All adjustments that are, in the opinion of management, necessary to present fairly the Company's financial position as of April 28, 1996, and its results of operations and cash flow for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended April 28, 1996 and April 30, 1995 are not indicative of the results to be expected for the fiscal year due to the highly seasonal nature of the nursery industry.


NOTE 2.  CONTINGENCIES AND LIQUIDITY
- ------------------------------------

     As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $12.0 million. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $11.7 million and $7.0 million, respectively, at April 28, 1996.

     Effective as of July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement"). The Agreement of Settlement provides for six-month lease terms initially ending on December 31, 1995. The leases are renewable at Pier 1 Imports' option in six-month intervals through June 30, 1998, after which the Company must consent to any further extensions. Pier 1 Imports granted the first six month option ending on June 30, 1996. Rent calculated as 6.5% of gross sales will be payable during the initial two terms and will vary from 6.5% to 5.0% of gross sales during subsequent terms. The gross sales amounts from which rent payable shall be calculated are subject to specified minimum levels. Pier 1 Imports is actively marketing the facilities for sale. The Company is obligated to vacate any facility at the end of the then-current six-month lease term should Pier 1 Imports locate a buyer for such property. However, the Company is free to negotiate a new lease agreement with the purchaser of such property. Under the Agreement of Settlement, the Company is released from any obligation to purchase any of the Pier 1 properties. The Company may make an offer to purchase any of these properties, but there is no obligation for Pier 1 Imports to accept the Company's offer. As of April 28, 1996, one of the thirteen properties had been sold to a third party and Sunbelt had negotiated a new lease agreement with the purchaser. Concerning future purchases, should the Company be

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


unable to negotiate new lease terms with the eventual purchasers, it currently would attempt to find alternative locations in the same area for each of the twelve remaining properties. Sales and gross profit for these twelve locations aggregated approximately $20.8 million and $8.2 million for fiscal 1996, and $7.8 million and $8.0 million and $3.6 million and $3.6 million for the first quarter of fiscal 1997 and 1996, respectively.

     The Agreement of Settlement fixes a claim against the Company in favor of Pier 1 Imports in the amount of $14.7 million comprised of two components -- an earn-out claim for $8.0 million (the "Earn-out Claim") and the remaining portion of the claim (the "Residual Claim"). The Earn-out Claim is evidenced by a promissory note. The Residual Claim is a contingent, non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. Both the Earn-out Claim and the Residual Claim are secured up to a $6.0 million maximum by substantially all of the Company's assets, subordinate to the rights of the Bank. The Earn-out Claim is payable in consecutive annual installments, beginning May 10, 1996. Each annual payment ("Cash Flow Payment") will be in an amount equal to the sum of 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million. Operating cash flow is based upon the Company's prior fiscal year results and is calculated in accordance with the Agreement of Settlement. Cash Flow Payments are subject to certain maximum and minimum limitations on debt service coverage, EBITDA, availability of borrowings pursuant to revolving credit facilities, accounts payable levels and accrued liability levels. Any Cash Flow Payment not payable due to the limitations listed above accrues and becomes payable the following May 10th. The Earn-out Claim may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim does not bear interest, and the Earn-out Claim bears interest only when a Cash Flow Payment is deferred, and such deferral is not due to EBITDA, loan availability or debt service coverage limitations. During any such period of Cash Flow Payment deferral, interest shall accrue as follows: (i) 18% per annum on the amount of Cash Flow Payment deferred and (ii) 10% per annum on the aggregate amount of unpaid Earn-out Claim less the aggregate deferred Cash Flow Payments. Any accrued interest is payable out of subsequent Cash Flow Payments. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1 Imports, of the subleases and other leases guaranteed by Pier 1 Imports.

     To reflect the Agreement of Settlement, (i) property and equipment with a net book value of $20.5 million was removed from the Company's consolidated balance sheet; (ii) the obligation of $22.8 million due Pier 1 Imports was removed from the consolidated balance sheet and; (iii) a current payable to Pier 1 Imports of $2.0 million was recorded representing the single payment the Company initially intended to make on May 1, 1996 to satisfy the Earn-out Claim in full. The Company also recorded a deferred gain of $213,000 in conjunction with the Agreement of Settlement. This gain will be recognized once the Earn-out Claim is satisfied. Reflective of the terms of the Agreement of Settlement, the remaining subleases have been accounted for as operating leases subsequent to July 31, 1995.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     The Company was unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result of the Company's inability to make this prepayment, the $2.0 million present value of the entire $8.0 million in deferred Cash Flow Payments has been recorded as Long-Term Debt in the accompanying consolidated balance sheet. The present value of future Cash Flow Payments to Pier 1 to satisfy the Earn-out Claim have been estimated based upon the following assumptions:

     . Pursuant to the Agreement of Settlement, the Company's future Cash Flow Payments to Pier 1 are based upon 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million,

     .    Expected future Cash Flow Payments are discounted at 10%,

     .    Annual sales are increased at 1% per year,

     .    Overall gross margins are estimated to be 41.5%,

     . The Company estimates that payments to Pier 1 will commence in fiscal 2009 and the Earn-out Claim will be fully satisfied in the year 2016. The delay of the commencement of payments to Pier 1 results from the Company's estimate that certain financial requirements will not be met until fiscal 2009.

     The Company estimates the fair value of this liability to be $0.9 million, which is calculated by discounting the expected future cash flow payments at a rate of 16%.

OPERATING lOSSES - The Company continues to experience annual operating losses due to declining sales and margins attributable to increased competition in its market areas, inclement weather during its traditional spring selling season, high operating expenses and less than optimal product mix and pricing. During 1996 and throughout the first quarter of fiscal 1997, Management has addressed these issues as well as others in an attempt to return the Company to profitability. These actions include:

     . Entertaining negotiations with numerous landlords to achieve lower store occupancy costs,

     . Introducing changes in product mix, new philosophies on product set and display, improving product quality, product pricing and use and timing of advertising mediums, and increasing vendor participation for advertising expenditures,

     . Implementing reductions in store operating expenses, including payroll, by reorganizing store management and by modification of the Company's bonus program, and

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     .    Identifying further reductions of general and administrative expenses.

     Management believes that the implementation of the above issues has improved, and should continue to improve, the Company's operations and ultimately the Company's profitability and liquidity. Management has taken certain additional actions that will be applicable to future periods in an effort to increase sales, improve the Company's liquidity and return the Company to profitability. These actions include, but are not limited to, the following:

     . Negotiations to further reduce or redefine lease and long-term debt agreements,

     . Comprehensive training programs, designed to promote consistent execution at the store level and specifically to ensure that excellent guest service is achieved by all associates, through video taped instructions, store and district manager training sessions, and cashier and key personnel training,

     . Enhanced vigilance to maintain product quality standards with a heavy emphasis on rejecting inferior products at the loading dock,

     . Implementing an inventory control philosophy of maintaining increasingly lower inventory levels for stock replenishment as the spring season ends, which will: (a) decrease the use of markdowns and increase margins, and (b) make funds available which had previously been assigned to inventory in the off-seasons,

     . Review of all advertising items to eliminate unnecessary or non-impact price reductions, and

     . Implement an aggressive plan to eliminate non-performing stores and open stores in new locations.

     Management has not yet completed its review of underperforming stores. Upon completion, identified underperforming stores may require the accrual of closure expenses for severance, rent buyouts and/or other costs associated with store closing. These expenses will be accrued in the period in which management adopts a formal plan of store closure.

     Management expects these plans to improve cash flow and return the Company to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 3.  CASH - RESTRICTED
- --------------------------

     As of April 28, 1996, the Company had restricted cash of $0.8 million to fund an agreement with a bank for letters of credit established for services and to segregate proceeds from the sale of a property per a bank agreement.

NOTE 4.  RESERVE FOR STORE CLOSINGS
- -----------------------------------

     Charges to the store closing reserve amounted to $97,000 during the quarter ended April 28, 1996. The charges related to scheduled rent payments for closed stores. The reserve at April 28, 1996 of $512,000 (of which $273,000 is reported as current and $239,000 is reported as non-current in the accompanying Consolidated Balance Sheet) relates to noncancelable lease obligations of closed stores.

NOTE 5.  INCOME TAXES
- ---------------------

     No provision for income taxes has been recognized for the first quarter of fiscal 1997 as management does not currently expect the Company to have taxable income for the year.

NOTE 6.  LEGAL PROCEEDINGS
- --------------------------

     LITIGATION:    The Company, the Company's Chief Executive Officer (the
"CEO"), a company owned by the CEO, and General Host Corporation (a former 49.5% shareholder of the Company) are defendants in a suit filed by a brokerage firm (the "Plaintiffs") with regard to breach of contract of an agreement the Plaintiffs had with the Company to raise financing. The Plaintiffs allege that they are due payment under the agreement. They also allege that the Company's CEO and/or the company owned by the CEO along with defendant General Host Corporation intentionally interfered with the agreement between the Plaintiffs and the Company. The Plaintiffs seek $700,000 in actual damages against the Company under the agreement and an unspecified amount for quantum meruit as well as attorney's fees. The Company believes that it proceeded properly under the agreement and accordingly denies that any payments are due to the Plaintiffs. The Company intends to vigorously defend itself against any claims by the Plaintiffs.

    There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these matters is not determinable at April 28, 1996. While settlement of these lawsuits may impact the Company's results of operations in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

ENVIRONMENTAL CONTINGENCIES - In connection with a possible sale-leaseback transaction, which was not completed, the Company authorized a third party to undertake environmental assessments of two owned, non-retail properties. The results indicated potential contamination at the two sites. The extent and nature of the contamination is not clear. It is also not clear whether the Company has an obligation to remediate whatever contamination is ultimately found to exist. If an obligation does exist, it is not presently possible to estimate the potential range of costs involved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

     During the first quarter of fiscal 1997, the Company produced a net income of $4.5 million compared to net income of $5.4 million during the first quarter of the previous year. The decrease was substantially attributable to a decline in sales of $2.7 million, which reduced gross profit by $1.5 million.

     First quarter sales decreased by 5.9% to $43.9 million in fiscal 1997 from $46.6 million in fiscal 1996. Comparable store sales declined by 4.4%. The sales decline is attributable to record cold temperatures in Texas in March and early April of 1996 and underperforming stores in Phoenix and California. The Company has taken actions to improve store operations in Phoenix and California.

     Gross profit as a percentage of sales decreased by 0.4% to 44.9% for the first quarter of fiscal 1997 compared to 45.3% in fiscal 1996. The decrease is attributed to the completion of price reductions on certain core products in order to remain competitive. The Company's margin for the quarter was higher than budget and the Company anticipates a rebound in the margins compared to previous years - particularly in the third and fourth quarters. The Company's margins in the third and fourth quarter of fiscal 1996 were adversely affected by excessive product carrythrough that necessitated significant markdowns primarily in the third quarter. The Company has initiated an inventory control program that has significantly reduced inventory levels and management does not anticipate the same degree of discounting in the third and fourth quarters of fiscal 1997.

     General, administrative and selling expense remained relatively unchanged at $14.1 million in fiscal 1997 from $14.0 million in fiscal 1996. While the Company continues to zealously review and control expenses, the ability to implement further reduction is very limited at this time.

     During the first quarter of fiscal 1997, the Company has not recognized an income tax provision as the Company does not expect to have taxable income for the year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     During the quarter ended April 28, 1996, $4.6 million cash was provided by operations. Investing activities consumed $0.1 million in cash and the Company repaid a net of $1.3 on an asset based revolving loan from a bank.

     As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $12.0 million. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $11.7 million and $7.0 million, respectively, at April 28, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(CONTINUED)

     Effective as of July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement"). The Agreement of Settlement provides for six-month lease terms initially ending on December 31, 1995. The leases are renewable at Pier 1 Imports' option in six-month intervals through June 30, 1998, after which the Company must consent to any further extensions. Pier 1 Imports granted the first six month option ending on June 30, 1996. Rent calculated as 6.5% of gross sales will be payable during the initial two terms and will vary from 6.5% to 5.0% of gross sales during subsequent terms. The gross sales amounts from which rent payable shall be calculated are subject to specified minimum levels. Pier 1 Imports is actively marketing the facilities for sale. The Company is obligated to vacate any facility at the end of the then-current six-month lease term should Pier 1 Imports locate a buyer for such property. However, the Company is free to negotiate a new lease agreement with the purchaser of such property. Under the Agreement of Settlement, the Company is released from any obligation to purchase any of the Pier 1 properties. The Company may make an offer to purchase any of these properties, but there is no obligation for Pier 1 Imports to accept the Company's offer. As of April 28, 1996, one of the thirteen properties had been sold to a third party and Sunbelt had negotiated a new lease agreement with the purchaser. Concerning future purchases, should the Company be unable to negotiate new lease terms with the eventual purchasers, it currently would attempt to find alternative locations in the same area for each of the twelve remaining properties. Sales and gross profit for these twelve locations aggregated approximately $20.8 million and $8.2 million for fiscal 1996, and $7.8 million and $8.0 million and $3.6 million and $3.6 million for the first quarter of fiscal 1997 and 1996, respectively.


     The Agreement of Settlement fixes a claim against the Company in favor of Pier 1 Imports in the amount of $14.7 million comprised of two components -- an earn-out claim for $8.0 million (the "Earn-out Claim") and the remaining portion of the claim (the "Residual Claim"). The Earn-out Claim is evidenced by a promissory note. The Residual Claim is a contingent, non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. Both the Earn-out Claim and the Residual Claim are secured up to a $6.0 million maximum by substantially all of the Company's assets, subordinate to the rights of the Bank. The Earn-out Claim is payable in consecutive annual installments, beginning May 10, 1996. Each annual payment ("Cash Flow Payment") will be in an amount equal to the sum of 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million. Operating cash flow is based upon the Company's prior fiscal year results and is calculated in accordance with the Agreement of Settlement. Cash Flow Payments are subject to certain maximum and minimum limitations on debt service coverage, EBITDA, availability of borrowings pursuant to revolving credit facilities, accounts payable levels and accrued liability levels. Any Cash Flow Payment not payable due to the limitations listed above accrues and becomes payable the following May 10th. The Earn-out Claim may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim does not bear interest, and the Earn-out Claim bears interest only when a Cash Flow Payment is deferred, and such deferral is not due to EBITDA, loan availability or debt service coverage limitations. During any such period of Cash Flow

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(CONTINUED)


Payment deferral, interest shall accrue as follows: (i) 18% per annum on the amount of Cash Flow Payment deferred and (ii) 10% per annum on the aggregate amount of unpaid Earn-out Claim less the aggregate deferred Cash Flow Payments. Any accrued interest is payable out of subsequent Cash Flow Payments. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1 Imports, of the subleases and other leases guaranteed by Pier 1 Imports.

     To reflect the Agreement of Settlement, the financial statements of the Company were adjusted as follows during the quarter ended July 30, 1995: (i) property and equipment with a net book value of $20.5 million was removed from the Company's consolidated balance sheet; (ii) the obligation of $22.8 million due Pier 1 Imports was removed from the consolidated balance sheet and; (iii) a current payable to Pier 1 Imports of $2.0 million was recorded representing the single payment the Company initially intended to make on May 1, 1996 to satisfy the Earn-out Claim in full. The Company also recorded a deferred gain of $213,000 in conjunction with the Agreement of Settlement. This gain will be recognized once the Earn-out Claim is satisfied. Reflective of the terms of the Agreement of Settlement, the remaining twelve subleases have been accounted for as operating leases subsequent to July 31, 1995.

     The Company was unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result of the Company's inability to make this prepayment, the $2.0 million present value of the entire $8.0 million in deferred Cash Flow Payments has been recorded to as Long-Term Debt in the accompanying consolidated balance sheet. The present value of future Cash Flow Payments to Pier 1 to satisfy the Earn-out Claim have been estimated based upon the following assumptions:

     . Pursuant to the Agreement of Settlement,the Company's future Cash Flow Payments to Pier 1 are based upon 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million,

     .    Expected future Cash Flow Payments are discounted at 10%,

     .    Annual sales are increased at 1% per year,

     .    Overall gross margins are estimated to be 41.5%,

     . The Company estimates that payments to Pier 1 will commence in fiscal 2009 and the Earn-out Claim will be fully satisfied in the year 2016. The delay of the commencement of payments to Pier 1 results from the Companys estimate that certain financial requirements will not be met until fiscal 2009.

     The Company estimates the fair value of this liability to be $0.9 million, which is calculated by discounting the expected future cash flow payments at a rate of 16%.

OPERATING LOSSES - The Company continues to experience annual operating losses due to declining sales and margins attributable to increased competition in its market areas, inclement

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(CONTINUED)

weather during its traditional spring selling season, high operating expenses and less than optimal product mix and pricing. During 1996 and throughout the first quarter of fiscal 1997, Management has addressed these issues as well as others in an attempt to return the Company to profitability. These actions include:

     . Entertaining negotiations with numerous landlords to achieve lower store occupancy costs,

     . Introducing changes in product mix, new philosophies on product set and display, improving product quality, product pricing and use and timing of advertising mediums, and increasing vendor participation for advertising expenditures,

     . Implementing reductions in store operating expenses, including payroll, by reorganizing store management and by modification of the Company's bonus program, and

     .    Identifying further reductions of general and administrative expenses.

     Management believes that the implementation of the above issues has improved, and should continue to improve, the Company's operations and ultimately the Company's profitability and liquidity. Management has taken certain additional actions that will be applicable to future periods in an effort to increase sales, improve the Company's liquidity and return the Company to profitability. These actions include, but are not limited to, the following:

     . Negotiations to further reduce or redefine lease and long-term debt agreements,

     . Comprehensive training programs, designed to promote consistent execution at the store level and specifically to ensure that excellent guest service is achieved by all associates, through video taped instructions, store and district manager training sessions, and cashier and key personnel training,

     . Enhanced vigilance to maintain product quality standards with a heavy emphasis on rejecting inferior products at the loading dock,

     . Implementing an inventory control philosophy of maintaining increasingly lower inventory levels for stock replenishment as the spring season ends, which will: (a) decrease the use of markdowns and write-offs of products in the summer and increase margins, and (b) make funds available which had previously been assigned to inventory in the off-seasons,

     . Review of all advertising items to eliminate unnecessary or non-impact price reductions, and

     . Implement an aggressive plan to eliminate non-performing stores and open stores in new locations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(CONTINUED)

     Management has not yet completed its review of underperforming stores. Upon completion, identified underperforming stores may require the accrual of closure expenses for severance, rent buyouts and/or other costs associated with store closing. These expenses will be accrued in the period in which management adopts a formal plan of store closure.

     Management expects these plans to improve cash flow and return the Company to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs.



                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         See Note 6 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS
         --------

EXHIBIT                                 DESCRIPTION
- -------                                 -----------
3.1       Restated Certificate of Incorporation        Incorporated by reference to Exhibit 3.1 to the
                                                       Company's Registration Statement on Form
                                                       S-1 (Reg. No. 33-42292)(the "Registration
                                                       Statement"), filed August 16, 1991

3.2       By-Laws                                      Incorporated by reference to Exhibit 3.2 to the
                                                       Company's Registration Statement

10.1      Form of Post-Employment Consulting           Incorporated by reference to Exhibit 10.3 of
          Agreement with executive officers            the Company's Registration Statement

10.2      Form of Indemnity Agreement with             Incorporated by reference to Exhibit 10.4 to
          directors and executive officers             the Company's Registration Statement

10.3      Management Bonus Plan                        Incorporated by reference to Exhibit 10.5 to
                                                       the Company's Annual Report on Form 10-K, for
                                                       the fiscal year ended January 31, 1993

10.4      1991 Stock Option Plan                       Incorporated by reference to Exhibit 10.6 to
                                                       Amendment No. 1 to the Companys Registration
                                                       Statement, filed September 25, 1991 (the
                                                       "Amended Registration Statement")

10.5      Executive Officers' Medical Plan             Incorporated by reference to Exhibit 10.10
                                                       to the Companys Registration Statement

10.6      Executive Officers' Financial Planning       Incorporated by reference to Exhibit 10.11
          Plan                                         to the Company's Registration Statement

10.7      Credit Facilities Agreement between the      Incorporated by reference to Exhibit 10.12
          Company and Pier 1 Imports                   to the Companys Registration Statement

EXHIBIT                                             DESCRIPTION
- -------                                             -----------
10.8          Extension Agreement dated April 25,                 Incorporated by reference to Exhibit
              1994 between the Company and Pier-                  10.14 to the Company"s Report on Form 8-K,
              SNG, Inc. relating to the Credit Facility           filed April 28, 1994
              Agreement between the Company and Pier 1 Imports


10.9          Waiver Agreement dated May 13, 1994                 Incorporated by reference to Exhibit
              between the Company and Pier 1 Imports              10.15 to the Company's Annual Report on
              and Pier-SNG, Inc. relating to the Credit           Form 10-K for the fiscal year ended
              Facility Agreement between the Company and          January 31, 1994
              Pier 1 Imports

10.10         Loan and Security Agreement dated                   Incorporated by reference to Exhibit
              October 14, 1994, among Wolfe Nursery,              10.19 to the Company's Report on Form 10-Q
              Inc.,  Tip Top Nurseries, Inc.,                     for the nine months ended October 31, 1994
              Nurseryland Garden Centers, Inc. as
              Borrowers, the Registrant, Sunbelt
              Nursery Holdings, Inc. and Sunbelt
              Management Services, Inc., as
              Guarantors, and American National Bank
              and Trust Company of Chicago (the
              "Loan and Security Agreement")

10.11         Qualified Stock Option Agreement dated              Incorporated by reference to Exhibit
              October 18, 1994 with an Executive                  10.11 to the Company's Report on Form 10-K
              Officer                                             for the fiscal year ended January 31,
                                                                  1995, filed May 15, 1995

10.12         Amended and Restated Credit Facilities              Incorporated by reference to Exhibit
              Agreement dated October 14, 1994                    10.11 to the Company's Report on Form 10-K
              between the Company and Pier 1                      for the fiscal year ended January 31,
              Imports, Inc.                                       1995, filed May 15, 1995


10.13         Nonqualified Stock Option Agreement                 Incorporated by reference to Exhibit
              dated March 6, 1995 with non-employee               10.13 to the Company's Report on Form 10-K
              Directors                                           for the fiscal year ended January 31,
                                                                  1995, filed May 15, 1995

10.14         First Amendment and Waiver dated April              Incorporated by reference to Exhibit
              7, 1995 to the Loan and Security                    10.14 to the Company's Report on Form 10-K
              Agreement                                           for the fiscal year ended January 31,
                                                                  1995, filed May 15, 1995

EXHIBIT                                      DESCRIPTION
- -------                                      -----------
10.15       Agreement of Settlement dated July 31,        Incorporated by reference to Exhibit
            1995 between Pier Lease, Pier 1 Imports       10.15 to the Company's Report on Form
            and Sunbelt Nursery Group, and Timothy        10K/A-2 for the fiscal year ended January
            R. Duoos                                      31, 1995, filed August 11, 1995

10.16       Security Agreement dated July 31, 1995,       Incorporated by reference to Exhibit
            by Sunbelt Nursery Group, Inc. and            10.16 to the Company's Report on Form
            Wolfe Nursery, Inc. for the benefit of        10-K/A-2 for the fiscal year ended
            Pier 1 Imports, Inc., identified as           January 31, 1995, filed August 11, 1995
            Exhibit A to the Agreement of Settlement

10.17       Lease Guaranty Indemnification                Incorporated by reference to Exhibit
            Agreement dated July 31, 1995, by             10.17 to the Company's Report on Form
            Sunbelt Nursery Group, Inc. and Wolfe         10-K/A-2 for the fiscal year ended
            Nursery, Inc. for the benefit of Pier 1       January 31, 1995, filed August 11, 1995
            Imports, Inc., identified as Exhibit C to
            the Agreement of Settlement

10.18       Environmental Indemnity dated July 31,        Incorporated by reference to Exhibit
            1995 by Sunbelt Nursery Group, Inc. and       10.18 to the Company's Report on Form
            Wolfe Nursery, Inc. for the benefit of        10-K/A-2 for the fiscal year ended
            Pier 1 Imports, Inc., identified as Exhibit   January 31, 1995, filed August 11, 1995
            D to the Agreement of Settlement

10.19       Duoos Indemnification Agreement dated         Incorported by reference to Exhibit 10.19 to
            July 31, 1995 by Timothy R. Duoos for         the Company's Report on Form 10-K/A-2 for
            the benefit of Pier 1 Imports, Inc.,          the fiscal year ended January 31, 1995, filed
            identified as Exhibit E to the Agreement      August 11, 1995
            of Settlement

10.20       Sublease Guaranty dated July 31, 1995,        Incorporated by reference to Exhibit
            between Sunbelt Nursery Group, Inc. and       10.20 to the Company's Report on Form
            Pier Lease, Inc. identified as Exhibit G to   10-K/A-2 for the fiscal year ended
            the Agreement of Settlement                   January 31, 1995, filed August 11, 1995

10.21       Promissory Note dated July 31, 1995, in       Incorporated by reference to Exhibit
            the principal amount of $8,000,000 by         10.21 to the Company's Report on Form
            Sunbelt Nursery Group, Inc. for the           10-K/A-2 for the fiscal year ended
            benefit of Pier 1 Imports, Inc.               January 31, 1995, filed August 11, 1995
            identified as Exhibit H to the
            Agreement of Settlement

EXHIBIT                                   DESCRIPTION
- -------                                   -----------
10.22          Note Guaranty dated July 31, 1995, by              Incorporated by reference to Exhibit 10.22 to
               Wolfe Nursery, Inc. for the benefit of             the Company's Report on Form 10-K/A-2 for
               Pier 1 Imports, Inc., identified as Exhibit        the fiscal year ended January 31, 1995,
               I to the Agreement of Settlement                   filed August 11, 1995


10.23          Second Amendment, Waiver and Consent               Incorporated by reference to Exhibit 10.23 to
               dated July 31, 1995 to the Loan and                the Company's Report on Form 10-K/A-2
               Security Agreement                                 for the fiscal year ended January 31, 1995,
                                                                  filed August 11, 1995

10.24          Third Amendment dated February 14,                 Incorporated by reference to Exhibit 10.24 to
               1996 to the Loan and Security                      the Company's Annual Report on Form 10-K,
               Agreement                                          for the fiscal year ended January 28, 1996,
                                                                  filed May 10, 1996

10.25          Fourth Amendment and Waiver dated                  Incorporated by reference to Exhibit 10.25 to
               May 9, 1996 to the Loan and Security               the Company's Annual Report on Form 10-K,
               Agreement                                          for the fiscal year ended January 28,
                                                                  1996, filed May 10, 1996

21             Subsidiaries of the Company                        Incorporated by reference to Exhibit 22 to the
                                                                  Company's Annual Report on Form 10-K, for
                                                                  the fiscal year ended January 31, 1993

27             Financial Data Schedule                            Filed herewith



                         SUNBELT NURSERY GROUP, INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Sunbelt Nursery Group, Inc.
                          ---------------------------
                          (Registrant)



Date:  June 12, 1996      /s/Richard R. Dwyer
                          -------------------------------
                          Richard R. Dwyer
                          President and Chief Accounting
                           Officer