Form 10-Q
period 1996-06-30
SUNBELT NURSERY GROUP INC
filed 1996-09-20
CIK 783319

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM JANUARY 29, 1996 TO JUNE 30, 1996

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


       Registrant's telephone number, including area code: 817/624-7253


        Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X       No
                                   ---        ---

        As of September 20, 1996, the Registrant had 8,500,000 common shares, $.01 par value, outstanding.

                          SUNBELT NURSERY GROUP, INC.
                    INDEX TO TRANSITION REPORT ON FORM 10-Q


Part I.  Financial Information                                      Page
- ------------------------------                                      ----

Consolidated Statement of Operations for the Five Months
  Ended June 30, 1996 and July 2, 1995............................    3

Consolidated Balance Sheet as of June 30, 1996 and
   January 28, 1996...............................................    4

Consolidated Statement of Cash Flows for the Five Months
   Ended June 30, 1996 and July 2, 1995...........................    5

Notes to Consolidated Financial Statements........................    6

Management's Discussion and Analysis of Results of Operations and
   Financial Condition............................................   10



Part II.  Other Information
- ---------------------------

Legal Proceedings.................................................   13

Exhibits..........................................................   14

Signatures........................................................   17

                        Part I.  Financial Information

Item 1.   Financial Statements

                          Sunbelt Nursery Group, Inc.
                     Consolidated Statement of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)



                                               Five Months Ended
                                               June 30,  July 2,
                                                 1996     1995
                                               --------  -------
                                               (transition
                                               period)

Net sales                                      $69,660   $74,142
Cost of goods sold                              40,450    41,821
                                               -------   -------
Gross profit                                    29,210    32,321
General, administrative and
   selling expense                              24,411    22,449
Depreciation and amortization                    1,188     1,715
Interest  / other income                           (25)      (82)
Interest expense                                   496     1,543
                                               -------   -------
Income (loss) before provision for income taxes  3,140     6,696
Provision for income tax                            --        --
                                               -------   -------
Net income (loss)                              $ 3,140   $ 6,696
                                               =======   =======
Earnings per share:
Net income (loss) per share                      $0.37     $0.79
                                               =======   =======
Average common shares outstanding                8,500     8,500
                                               =======   =======


       The accompanying notes are an integral part of these consolidated financial statements.

                          Sunbelt Nursery Group, Inc.
                          Consolidated Balance Sheet
                                (in thousands)



                                              June 30,     January 28,
                                                1996          1996
                                             (unaudited)
Assets
Current assets:
  Cash and cash equivalents                     $ 2,058       $ 1,140
  Cash - restricted                               1,352         1,006
  Accounts receivable, net                          577           310
  Inventories                                    18,847        25,595
  Other current assets                              281           672
                                                -------       -------
    Total current assets                         23,115        28,723
                                                -------       -------
Property and equipment, at cost                  27,189        27,951
Less accumulated depreciation                    16,481        16,220
                                                -------       -------
Net property and equipment                       10,708        11,731
Other assets                                        175           221
                                                -------       -------
     Total assets                               $33,998       $40,675
                                                =======       =======

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                              $11,699       $21,676
  Accrued compensation                            1,846         1,669
  Current portion of long-term debt and
   capital leases                                 6,863           658
  Other current liabilities                       5,637         4,194
                                                -------       -------
    Total current liabilities                    26,045        28,197

Long-term debt and capital leases                 3,037        11,473
Reserve for store closings                          102           336
Other long-term liabilities                       1,638           633
                                                -------       -------
     Total liabilities                           30,822        40,639
                                                -------       -------

Shareholders' equity:
  Common stock, $.01 par value, 25 million
    shares authorized,  8,500,000
    issued and outstanding                           85            85
  Additional paid-in capital                     45,151        45,151
  Retained deficit                              (42,010)      (45,150)
  Subscriptions receivable from officer             (50)          (50)
                                                -------       -------
    Total shareholders' equity                    3,176            36
                                                -------       -------
Total liabilities and shareholders' equity      $33,998       $40,675
                                                =======       =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          Sunbelt Nursery Group, Inc.
                     Consolidated Statement of Cash Flows
                           (in thousands, unaudited)


                                              Five Months Ended
                                             June 30,       July 2,
                                               1996          1995
                                            -----------    --------
                                            (transition
                                             period)

Operating activities:
Net income                                   $  3,140     $  6,696
Adjustments to reconcile net income to cash
   provided by operating activities:
Depreciation and amortization                   1,188        1,715
Reversal of store closing reserve                  --         (210)
Gain on sale of fixed assets                      (42)        (211)
Payment of store closing costs included in
   provision for store closings                  (234)        (382)
Changes in operating assets and liabilities:
   Inventories                                  6,748         (608)
   Accounts receivable and other assets           (55)        (681)
   Accounts payable                            (9,977)      (3,557)
   Accrued compensation                           177         (190)
   Other liabilities                            2,448         (231)
                                             --------     --------
Net cash provided by operating activities       3,393        2,341
                                             --------     --------
Investing activities:
Purchase of property and equipment               (187)        (215)
Sale of property and equipment                    378        1,058
                                             --------     --------
Net cash provided by investing activities         191          843
                                             --------     --------
Financing activities:
Additions to line of credit                    72,704       77,310
Principal payments of line of credit and
   capital lease obligations                  (75,024)     (78,469)
Restricted cash for outstanding letters of
   credit                                        (346)        (636)
                                             --------     --------
Net cash used for financing activities         (2,666)      (1,795)
                                             --------     --------
Increase in cash and cash equivalents             918        1,389
Cash and cash equivalents at beginning of
  period                                        1,140        1,287
                                             --------     --------
Cash and cash equivalents at end of period   $  2,058     $  2,676
                                             ========     ========


       The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS
- --------------------------------------

  Sunbelt Nursery Group, Inc. (the "Company") is a specialty retailer of nursery and garden products with 74 stores operating under three prominent retail trade names: Wolfe Nursery in Texas and Oklahoma, Nurseryland Garden Centers in California, and Tip Top Nurseries in Arizona.

    On August 1, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from the Sunday nearest to January 31 to the Sunday nearest to June 30. As a result, the Company is filing this transition report for the five months ended June 30, 1996.

  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K\A-1 for the year ended January 28, 1996. All adjustments are, in the opinion of management, necessary to present fairly the Company's financial position as of June 30, 1996 and July 2, 1995, and its results of operations and cash flow for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the five months ended June 30, 1996 and July 2, 1995 are not indicative of the results to be expected for the fiscal year due to the highly seasonal nature of the nursery industry.

NOTE 2.  LIQUIDITY, CONTINGENCIES AND OPERATING LOSSES
- ------------------------------------------------------

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $12.0 million. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $9.0 million and $6.3 million, respectively, at June 30, 1996.

  As of July 28, 1996, the Company was in default of the provisions of the Loan and Security Agreement relating to (i) earnings before interest expense, income taxes and depreciation and amortization (EBITDA), and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement. The Company is currently negotiating with the Bank to obtain waivers for the defaults under the Loan Agreement, however, there is no assurance that the Bank will waive the defaults. While the Bank has not terminated the Loan Agreement, if the Bank were to terminate the Loan Agreement and pursue immediate payment as a result of the defaults, the Company anticipates that it would be unable to satisfy such obligation immediately. As a result, the entire $6.3 million due under this Loan Agreement at June 30, 1996 is classified as a current liability in the accompanying consolidated balance sheet. Interest on the line of credit is one and one-half percent (1.5%) per annum in excess of the Bank's base lending rate established from time to time. Following the occurrence and during the continuance of a default under the Loan Agreement, the interest rate increases an additional three percent (3.0%) per annum. As of August 1st, interest has begun accruing on the outstanding loans at the current default rate of 12.75%.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since granted two options ending June 30, 1996 and December 31, 1996. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the

                          Sunbelt Nursery Group, Inc.
                  Notes To Consolidated Financial Statements
                                  (continued)


facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of June 30, 1996, two of the properties had been sold to a third party and the Company has negotiated new lease agreements with each of these purchasers. Also as of June 30, 1996, the Company closed three of the properties and recorded a liability of $831,000 in non-cancelable future minimum lease payments on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

  Aggregate sales and gross profit for the remaining eight locations are listed below:

                   12 months  5 months
                     ended     ended
  (in millions)      1/28/96   6/30/96
                    --------  --------
  Sales             $   14.4  $    8.7
  Gross Profit      $    5.7  $    3.8

  The Agreement of Settlement also fixes a $14.7 million claim against the Company in favor of Pier 1. The claim is secured up to $6.0 million by substantially all of the Company's assets, subordinate to the rights of the Bank, and comprised of (i) a promissory note for $8.0 million (the "Earn-out Claim") and (ii) the remaining portion of the claim (the "Residual Claim") which is a non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. The Earn-out Claim is payable in annual installments ("Cash Flow Payments"), subject to certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement, or may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1, of the eleven subleases and other leases guaranteed by Pier 1.

  Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result, the $2.0 million present value of the $8.0 million in deferred Cash Flow Payments has been recorded as a long-term liability in the accompanying consolidated balance sheet. Factors used to estimate the present value included a discount rate of 10%, annual sales increases of 1% and overall gross margins of 41.5%.

  The Company expects payments to Pier 1 to commence in fiscal 2009, which is when the Company has estimated it will meet certain financial requirements, and expects the Earn-out Claim to be fully satisfied in the year 2016.

OPERATING LOSSES - The Company continues to experience annual operating losses due to declining sales and margins attributable to increased competition in its market areas, inclement weather during its traditional spring selling season, high operating expenses and less than optimal product mix and pricing. During 1996 and continuing into fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 include: improvements in product mix, display, quality, pricing and advertising; reductions in store operating and general and administrative expenses; and the sale or closure of underperforming stores. During the five months ended June 30, 1996, the Company recorded $252,000 for a physical inventory loss; $238,000 to reflect a lower of cost or market adjustment on current live products; and $1.5 million (inclusive of the $831,000 Pier 1 liability discussed above) for non-cancelable minimum lease payments and other related store closing costs on ten stores that the Company closed during the period.

  Management has not yet completed its strategic analysis of other underperforming stores and their competitive environment. Upon completion, identified underperforming stores may require the accrual of closure expenses for severance, rent buyouts and/or other costs associated with store closing. These expenses will be accrued in the period in which management adopts a formal plan of store closure for such underperforming stores.

                          Sunbelt Nursery Group, Inc.
                  Notes To Consolidated Financial Statements
                                  (continued)

  Management has taken additional actions that will be applicable to future periods, including: comprehensive associate training programs, implementation of product quality standards, an inventory control philosophy, changes in management personnel and implementation of a new control/analysis system.

  Management expects these plans to improve cash flow and return the Company to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs.


NOTE 3.  CASH - RESTRICTED
- --------------------------

  As of June 30, 1996, the Company had restricted cash of $1.4 million established to segregate proceeds from the sale of properties per the Loan Agreement.

NOTE 4.  RESERVE FOR STORE CLOSINGS
- -----------------------------------

  Charges to the store closing reserve amounted to $228,000 during the five months ended June 30, 1996. The charges related to scheduled rent payments for closed stores. The reserve at June 30, 1996 of $381,000 (of which $279,000 is reported as current and $102,000 is reported as non-current in the accompanying consolidated balance sheet) relates to non-cancelable lease obligations of closed stores which are not part of the Pier 1 Agreement of Settlement (see Note
2) .

NOTE 5.  INCOME TAXES
- ---------------------

  No provision for income taxes has been recognized in the accompanying financial statements, as management does not currently expect the Company to have taxable income during the applicable tax year.

NOTE 6.  LEGAL PROCEEDINGS
- --------------------------

  LITIGATION - The Company, the Company's Chief Executive Officer (the "CEO"), a company owned by the CEO, and General Host Corporation (a former 49.5% shareholder of the Company) are defendants in a suit filed by a brokerage firm (the "Plaintiffs") with regard to breach of contract of an agreement the Plaintiffs had with the Company to raise financing. The Plaintiffs allege that they are due payment under the agreement. They also allege that the Company's CEO and/or the company owned by the CEO along with defendant General Host Corporation intentionally interfered with the agreement between the Plaintiffs and the Company. The Plaintiffs seek $700,000 in actual damages against the Company under the agreement and an unspecified amount for quantum meruit as well as attorney's fees. The Company believes that it proceeded properly under the agreement and accordingly denies that any payments are due to the Plaintiffs. The Company is vigorously defending itself against any claims by the Plaintiffs.

  There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability of the Company and its subsidiaries, if any, associated with these matters is not determinable at June 30, 1996. While settlement of these lawsuits may impact the Company's results of operations and liquidity in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

  During the five months ended June 30, 1996 ("Transition Period"), the Company generated net income of $3.1 million compared to net income $6.7 million for the five months ended July 2, 1995, a decrease of $3.6 million. The decrease is primarily attributable to lower sales and gross margins during the five month period. Sales during this period were down 6.0% which accounted for approximately $2.0 million of the net income decrease. Decrease in gross profit during the period accounted for an additional $1.2 in net income decrease. Reductions in depreciation and interest expense of $1.6 million were offset by a increase of $2.0 million in general, administrative and selling expenses.

  Net sales decreased by 6.0% to $70.0 million for the five months ended June 30, 1996, from $74.1 for the same period in the prior year. The decrease is attributable to increased competition and the Company's operating changes at the store level.

  Gross profit, as a percentage of sales, decreased from 43.6% to 41.9% for the five months ended July 2, 1995 and June 30, 1996, respectively. The reduction is substantially due to the recording of physical inventory losses at the growing operations and a lower of cost to market adjustment on current live product.

     General, administrative and selling expenses for the Transition Period increased by 8.7% to $24.4 million compared to $22.4 million for the five months ended July 2, 1995. The increases are substantially due to changes in reserve estimates and the recording of $1.5 million for non-cancelable future lease payments and other related store closing costs associated with ten stores closed during the period.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  During the Transition Period, $3.4 million cash was provided by operations. Investing activities provided $0.2 million in cash and the Company repaid a net of $2.3 on an asset based revolving loan from a bank.

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $12.0 million. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $9.0 million and $6.3 million, respectively, at June 30, 1996.

  As of July 28, 1996, the Company was in default of the provisions of the Loan and Security Agreement relating to (i) earnings before interest expense, income taxes and depreciation and amortization (EBITDA), and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement. The Company is currently negotiating with the Bank to obtain waivers for the defaults under the Loan Agreement, however, there is no assurance that the Bank will waive the defaults. While the Bank has not terminated the Loan Agreement, if the Bank were to terminate the Loan Agreement and pursue immediate payment as a result of the defaults, the Company anticipates that it would be unable to satisfy such obligation immediately. As a result, the entire $6.3 million due under this Loan Agreement at June 30, 1996 is classified as a current liability in the accompanying consolidated balance sheet. Interest on the line of credit is one and one-half percent (1.5%) per annum in excess of the Bank's base lending rate established from time to time. Following the occurrence and during the continuance of a default under the Loan Agreement, the interest rate increases an additional three percent (3.0%) per annum. As of August 1st, interest has begun accruing on the outstanding loans at the current default rate of 12.75%.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since granted two options ending June 30, 1996 and December 31, 1996. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of June 30, 1996, two of the properties had been sold to a third party and the Company has negotiated new lease agreements with each of these purchasers. Also as of June 30, 1996, the Company closed three of the properties and recorded a liability of $831,000 in non-cancelable future minimum lease payments on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

  Aggregate sales and gross profit for the remaining eight locations are listed below:

                   12 months  5 months
                     ended     ended
  (in millions)      1/28/96   6/30/96
                    --------  --------
  Sales             $   14.4  $    8.7
  Gross Profit      $    5.7  $    3.8


  The Agreement of Settlement also fixes a $14.7 million claim against the Company in favor of Pier 1. The claim is secured up to $6.0 million by substantially all of the Company's assets, subordinate to the rights of the Bank, and comprised of (i) a promissory note for $8.0 million (the "Earn-out Claim") and (ii) the remaining portion of the claim (the "Residual Claim") which is a non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. The Earn-out Claim is payable in annual installments ("Cash Flow Payments"), subject to certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement, or may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1, of the eleven subleases and other leases guaranteed by Pier 1.

  Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result, the $2.0 million present value of the $8.0 million in deferred Cash Flow Payments has been recorded as a long-term liability in the accompanying consolidated balance sheet. Factors used to estimate the present value included a discount rate of 10%, annual sales increases of 1% and overall gross margins of 41.5%.

  The Company expects payments to Pier 1 to commence in fiscal 2009, which is when the Company has estimated it will meet certain financial requirements, and expects the Earn-out Claim to be fully satisfied in the year 2016.

OPERATING LOSSES - The Company continues to experience annual operating losses due to declining sales and margins attributable to increased competition in its market areas, inclement weather during its traditional spring selling season, high operating expenses and less than optimal product mix and pricing. During 1996 and continuing into fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 include: improvements in product mix, display, quality, pricing and advertising; reductions in store operating and general and administrative expenses; and the sale or closure of underperforming stores. During the five months ended June 30, 1996, the Company recorded $252,000 for a physical inventory loss; $238,000 to reflect a lower of cost or market adjustment on current live products; and $1.5 million (inclusive of the $831,000 Pier 1 liability discussed above) for non-cancelable minimum lease payments and other related store closing costs on ten stores that the Company closed during the period.

  Management has not yet completed its strategic analysis of other underperforming stores and their competitive environment. Upon completion, identified underperforming stores may require the accrual of closure expenses for severance, rent buyouts and/or other costs associated with store closing. These expenses will be accrued in the period in which management adopts a formal plan of store closure for such underperforming stores.

  Management has taken additional actions that will be applicable to future periods, including: comprehensive associate training programs, implementation of product quality standards, an inventory control philosophy, changes in management personnel and implementation of a new control/analysis system.

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

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

  See Note 6 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS
         --------


EXHIBIT                            DESCRIPTION
- -------                            -----------

 3.1  Restated Certificate of      Incorporated by reference to Exhibit 3.1 to
      Incorporation                the Company's Registration Statement on
                                   Form S-1 (Reg. No. 33-42292)(the
                                   "Registration Statement"), filed August 16,
                                   1991

 3.2  By-Laws                      Incorporated by reference to Exhibit 3.2 to
                                   the Company's Registration Statement

10.1  Form of Post-Employment      Incorporated by reference to Exhibit 10.3
      Consulting Agreement with    of the Company's Registration Statement
      executive officers

10.2  Form of Indemnity            Incorporated by reference to Exhibit 10.4
      Agreement with directors     to the Company's Registration Statement
      and executive officers

10.3  Management Bonus Plan        Incorporated by reference to Exhibit 10.5
                                   to the Company's Annual Report on Form
                                   10-K, for the fiscal year ended January 31,
                                   1993
10.4  1991 Stock Option Plan       Incorporated by reference to Exhibit 10.6
                                   to Amendment No. 1 to the Company's
                                   Registration Statement, filed September 25,
                                   1991 (the "Amended Registration Statement")

10.5  Executive Officers'          Incorporated by reference to Exhibit 10.10
      Medical Plan                 to the Company's Registration Statement

10.6  Executive Officers'          Incorporated by reference to Exhibit 10.11
      Financial Planning Plan      to the Company's Registration Statement

10.7  Credit Facilities            Incorporated by reference to Exhibit 10.12
      Agreement between the        to the Company's Registration Statement
      Company and Pier 1 Imports

10.8  Extension Agreement dated    Incorporated by reference to Exhibit 10.14
      April 25, 1994 between the   to the Company's Report on Form 8-K, filed
      Company and Pier-SNG, Inc.   April 28, 1994
      relating to the Credit
      Facility Agreement between
      the Company and Pier 1
      Imports

10.9  Waiver Agreement dated May   Incorporated by reference to Exhibit 10.15
      13, 1994 between the         to the Company's Annual Report on Form 10-K
      Company and Pier 1 Imports   for the fiscal year ended January 31, 1994
      and Pier-SNG, Inc.
      relating to the Credit
      Facility Agreement between
      the Company and Pier 1
      Imports

EXHIBIT                             DESCRIPTION
- -------                             -----------

10.10  Loan and Security            Incorporated by reference to Exhibit 10.19
       Agreement dated October      to the Company's Report on Form 10-Q for
       14, 1994, among Wolfe        the nine months ended October 31, 1994
       Nursery, Inc., Tip Top
       Nurseries, Inc.,
       Nurseryland Garden
       Centers, Inc. as
       Borrowers, the Registrant,
       Sunbelt Nursery Holdings,
       Inc. and Sunbelt
       Management Services, Inc.,
       as Guarantors, and
       American National Bank and
       Trust Company of Chicago
       (the "Loan and Security
       Agreement")

10.11  Qualified Stock Option       Incorporated by reference to Exhibit 10.11
       Agreement dated October      to the Company's Report on Form 10-K for
       18, 1994 with an Executive   the fiscal year ended January 31, 1995,
       Officer                      filed May 15, 1995

10.12  Amended and Restated         Incorporated by reference to Exhibit 10.11
       Credit Facilities            to the Company's Report on Form 10-K for
       Agreement dated October      the fiscal year ended January 31, 1995,
       14, 1994 between the         filed May 15, 1995
       Company and Pier 1
       Imports, Inc.

10.13  Nonqualified Stock Option    Incorporated by reference to Exhibit 10.13
       Agreement dated March 6,     to the Company's Report on Form 10-K for
       1995 with non-employee       the fiscal year ended January 31, 1995,
       Directors                    filed May 15, 1995

10.14  First Amendment and Waiver   Incorporated by reference to Exhibit 10.14
       dated April 7, 1995 to the   to the Company's Report on Form 10-K for
       Loan and Security Agreement  the fiscal year ended January 31, 1995, filed May 15, 1995

10.15  Agreement of Settlement      Incorporated by reference to Exhibit 10.15
       dated July 31, 1995          to the Company's Report on Form 10K/A-2 for
       between Pier Lease, Pier 1   the fiscal year ended January 31, 1995,
       Imports and Sunbelt          filed August 11, 1995
       Nursery Group, and Timothy
       R. Duoos

10.16  Security Agreement dated     Incorporated by reference to Exhibit 10.16
       July 31, 1995, by Sunbelt    to the Company's Report on Form 10-K/A-2
       Nursery Group, Inc. and      for the fiscal year ended January 31, 1995,
       Wolfe Nursery, Inc. for      filed August 11, 1995
       the benefit of Pier 1
       Imports, Inc., identified
       as Exhibit A to the
       Agreement of Settlement

10.17  Lease Guaranty               Incorporated by reference to Exhibit 10.17
       Indemnification Agreement    to the Company's Report on Form 10-K/A-2
       dated July 31, 1995, by      for the fiscal year ended January 31, 1995,
       Sunbelt Nursery Group,       filed August 11, 1995
       Inc. and Wolfe Nursery,
       Inc. for the benefit of
       Pier 1 Imports, Inc.,
       identified as Exhibit C to
       the Agreement of Settlement

EXHIBIT                             DESCRIPTION
- -------                             -----------

10.18  Environmental Indemnity      Incorporated by reference to Exhibit 10.18
       dated July 31, 1995 by       to the Company's Report on Form 10-K/A-2
       Sunbelt Nursery Group,       for the fiscal year ended January 31, 1995,
       Inc. and Wolfe Nursery,      filed August 11, 1995
       Inc. for the benefit of
       Pier 1 Imports, Inc.,
       identified as Exhibit D to
       the Agreement of Settlement

10.19  Duoos Indemnification        Incorporated by reference to Exhibit 10.19
       Agreement dated July 31,     to the Company's Report on Form 10-K/A-2
       1995 by Timothy R. Duoos     for the fiscal year ended January 31, 1995,
       for the benefit of Pier 1    filed August 11, 1995
       Imports, Inc., identified
       as Exhibit E to the
       Agreement of Settlement

10.20  Sublease Guaranty dated      Incorporated by reference to Exhibit 10.20
       July 31, 1995, between       to the Company's Report on Form 10-K/A-2
       Sunbelt Nursery Group,       for the fiscal year ended January 31, 1995,
       Inc. and Pier Lease, Inc.    filed August 11, 1995
       identified as Exhibit G to
       the Agreement of Settlement

10.21  Promissory Note dated July   Incorporated by reference to Exhibit 10.21
       31, 1995, in the principal   to the Company's Report on Form 10-K/A-2
       amount of $8,000,000 by      for the fiscal year ended January 31, 1995,
       Sunbelt Nursery Group,       filed August 11, 1995
       Inc. for the benefit of
       Pier 1 Imports, Inc.
       identified as Exhibit H to
       the Agreement of Settlement

10.22  Note Guaranty dated July     Incorporated by reference to Exhibit 10.22
       31, 1995, by Wolfe           to the Company's Report on Form 10-K/A-2
       Nursery, Inc. for the        for the fiscal year ended January 31, 1995,
       benefit of Pier 1 Imports,   filed August 11, 1995
       Inc., identified as
       Exhibit I to the Agreement
       of Settlement

10.23  Second Amendment, Waiver     Incorporated by reference to Exhibit 10.23
       and Consent dated July 31,   to the Company's Report on Form 10-K/A-2
       1995 to the Loan and         for the fiscal year ended January 31, 1995,
       Security Agreement           filed August 11, 1995

10.24  Third Amendment dated        Incorporated by reference to Exhibit 10.24
       February 14, 1996 to the     to the Company's Annual Report on Form
       Loan and Security Agreement  10-K, for the fiscal year ended January 28,
                                    1996, filed May 10, 1996

10.25  Fourth Amendment and         Incorporated by reference to Exhibit 10.25
       Waiver dated May 9, 1996     to the Company's Annual Report on Form
       to the Loan and Security     10-K, for the fiscal year ended January 28,
       Agreement                    1996, filed May 10, 1996

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


                              Sunbelt Nursery Group, Inc.
                              ---------------------------
                              (Registrant)



Date:  September 20, 1996     s/Richard R. Dwyer
                              ----------------------------------------
                              Richard R. Dwyer
                              President and Chief Accounting
                               Officer