Form 10-Q
period 1996-09-29
SUNBELT NURSERY GROUP INC
filed 1996-11-13
CIK 783319

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                    FORM 10-Q

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996
                                      OR

               [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-9031

                          SUNBELT NURSERY GROUP, INC.
             (Exact name of registrant as specified in it charter)

               DELAWARE                              75-1932993
              (State of incorporation)               (I.R. Employer
                                                     Identification No.)



       500 TERMINAL ROAD, FORT WORTH, TEXAS               76106
     (Address of principal executive offices)          (Zip Code)




      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 817 / 624-7253


     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                     Yes    X        No _____
                            -----


     As of November 13, 1996, the Registrant had 8,500,000 common shares, $.01par value, outstanding.

================================================================================

                          SUNBELT NURSERY GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I.  Financial Information                                              Page
------------------------------                                              ----
Consolidated Statement of Operations for the Three Months
    Ended September 29, 1996 and October 1, 1995.............................. 3

Consolidated Balance Sheet as of September 29, 1996 and
    June 30, 1996...........  ................................................ 4

Consolidated Statement of Cash Flows for the Three Months
    Ended September 29, 1996 and October 1, 1995.............................. 5

Notes to Consolidated Financial Statements.................................... 6

Management's Discussion and Analysis of Results of
    Operations and Financial Condition........................................ 9


Part II.  Other Information
---------------------------

Legal Proceedings ..........................................................  12

Exhibits....................................................................  13

Signatures..................................................................  16

                         Part I. Financial Information

Item 1. Financial Statements

                          SUNBELT NURSERY GROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                       THREE MONTHS ENDED

                                                  SEPTEMBER 29,      OCTOBER 1,
                                                       1996             1995
                                                  --------------     -----------
Net sales                                               $18,243         $22,168
Cost of goods sold                                       11,097          13,724
                                                  --------------     -----------
Gross profit                                              7,146           8,444
General, administrative and
 selling expense                                          9,700          11,370
Depreciation and amortization                               674             938
Interest / other income                                    (730)            (23)
Interest expense                                            262             450
                                                  --------------     -----------
Loss before provision for income taxes                   (2,760)         (4,291)
Provision for income taxes                                -                 -
                                                  --------------     -----------
Net loss                                                ($2,760)        ($4,291)
                                                  ==============     ===========

Net loss per share                                       ($0.32)         ($0.50)
                                                  ==============     ===========

Average common shares outstanding                         8,500           8,500
                                                  ==============     ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC
                          CONSOLIDATED BALANCE SHEET
                           (unaudited, in thousands)

                                                  SEPTEMBER 29,       June 30,
                                                      1996              1996
                                                  -------------    -------------
Assets
------
Current assets:
 Cash and cash equivalents                               $1,599          $2,058
 Cash - restricted                                        1,371           1,352
 Accounts receivable, net                                   423             577
 Inventories                                             17,122          18,847
 Other current assets                                       241             281
                                                  --------------   -------------
  Total current assets                                   20,756          23,115
                                                  --------------   -------------

Property and equipment, at cost                          26,233          27,189
Less accumulated depreciation                            16,308          16,481
                                                  --------------   -------------
Net property and equipment                                9,925          10,708

Other assets                                                147             175
                                                  --------------   -------------
   Total assets                                         $30,828         $33,998
                                                  ==============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                       $11,931         $11,699
 Accrued compensation                                     1,535           1,846
 Current portion of long-term debt and
  capital leases                                          6,846           6,863
 Other current liabilities                                5,716           5,637
                                                  --------------   -------------
   Total current liabilities                             26,028          26,045

Long-term debt and capital leases                         2,730           3,037
Reserve for store closings                                   59             102
Other long-term liabilities                               1,595           1,638
                                                  --------------   -------------
   Total liabilities                                     30,412          30,822
                                                  --------------   -------------

Shareholders' equity:
 Common stock, $.01 par value, 25 million shares
  authorized, 8,500,000 issued and outstanding               85              85
 Additional paid-in capital                              45,151          45,151
 Retained deficit                                       (44,770)        (42,010)
 Subscriptions receivable from officer                      (50)            (50)
                                                  --------------   -------------
   Total shareholders' equity                               416           3,176
                                                  --------------   -------------

Total liabilities and shareholders' equity              $30,828         $33,998
                                                  ==============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                         THREE MONTHS ENDED
                                                                    SEPTEMBER 29,     October 1,
                                                                         1996           1995
                                                                    -------------   ------------
OPERATING ACTIVITIES:
Net loss                                                                 ($2,760)       ($4,291)
Adjustments to reconcile net loss to cash
 provided by operating activities:
Depreciation and amortization                                                674            938
Gain on sale of fixed assets                                                (587)            29
Payment of store closing costs included in
 provision for store closings                                                (43)          (291)
Changes in operating assets and liabilities:
 Inventories                                                               1,481          1,816
 Accounts receivable and other assets                                        222            279
 Accounts payable                                                            232         (1,708)
 Accrued compensation                                                       (311)          (295)
 Other liabilities                                                            26            606
                                                                    -------------   ------------
NET CASH USED FOR OPERATING ACTIVITIES                                    (1,066)        (2,917)
                                                                    -------------   ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                           (92)           (43)
Sale of property and equipment                                               889              -
                                                                    -------------   ------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                         797            (43)
                                                                    -------------   ------------

FINANCING ACTIVITIES:
Additions to line of credit                                               20,860         27,450
Principal payments of line of credit and
 capital lease obligations                                               (21,031)       (25,754)
Loan from officer                                                              -            600
Restricted cash for outstanding letters of credit                            (19)          (323)
                                                                    -------------   ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                        (190)        (1,973)
                                                                    -------------   ------------

Increase (decrease) in cash and cash equivalents                            (459)          (987)
Cash and cash equivalents at beginning of period                           2,058          3,388
                                                                    -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $1,599         $2,401
                                                                    =============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS
--------------------------------------

  Sunbelt Nursery Group, Inc. (the "Company") is a specialty retailer of nursery and garden products with 74 stores operating under three prominent retail trade names: Wolfe Nursery in Texas and Oklahoma, Nurseryland Garden Centers in California, and Tip Top Nurseries in Arizona.

  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K\A-1 for the year ended January 28, 1996. On August 1, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from the Sunday nearest to January 31 to the Sunday nearest to June 30. As a result the Company filed a transition report on Form 10-Q for the five months ended June 30, 1996. All adjustments are, in the opinion of management, necessary to present fairly the Company's financial position as of September 29, 1996 and October 1, 1995, and its results of operations and cash flow for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 29, 1996 and October 1, 1995 are not indicative of the results to be expected for the fiscal year due to the highly seasonal nature of the nursery industry.

NOTE 2.  LIQUIDITY, CONTINGENCIES AND OPERATING LOSSES
------------------------------------------------------

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $9.25 million. The interest rate on the outstanding loans is currently 9.75%. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $8.2 million and $6.3 million, respectively, at September 29, 1996.

  On October 24, 1996, the Bank issued waivers of certain defaults of provisions in the Loan Agreement and amended the debt service coverage covenant; eliminated the earnings before interest expense, income taxes and depreciation and amortization covenant (EBITDA) and established a gross margin dollar covenant. These waivers of the specified default conditions were necessary because as of July 28, 1996, the Company was in default of the provisions of the Loan Agreement relating to (i) EBITDA, and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since granted two options ending June 30, 1996 and December 31, 1996. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of September 29, 1996, five of the properties had been sold to third parties and the Company has negotiated new lease agreements with two of these purchasers, and are currently in discussion with the purchasers of the other three properties. Also, as of June 30, 1996, the Company closed three of the properties and recorded a liability of $831,000 in non-cancelable future minimum lease payments on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

  Aggregate sales and gross profit for the remaining five locations are listed below:

                            3 months     3 months
                             ended        ended
           (in millions)     9/29/96      10/1/95
                             -------      -------
           Sales              $1.2          $1.5
           Gross Profit       $ .5          $ .5

  The Agreement of Settlement also fixes a $14.7 million claim against the Company in favor of Pier 1. The claim is secured up to $6.0 million by substantially all of the Company's assets, subordinate to the rights of the Bank, and comprised of (i) a promissory note for $8.0 million (the "Earn-out Claim") and (ii) the remaining portion of the claim (the "Residual Claim") which is a non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. The Earn-out Claim is payable in annual installments ("Cash Flow Payments"), subject to certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement, or may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1, of the eight subleases and other leases guaranteed by Pier 1.

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

OPERATING LOSSES - The Company continues to report declining sales on a comparable store basis, however there has been some slowing of the margin erosion which the Company had experienced in prior periods. The declining sales reflect the intensified competition in key market areas, inclement weather which kept the consumer out of the stores, shifts in management's marketing strategies and working capital management decisions. During fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 include: improvements in product mix, display, quality, pricing and advertising; reductions in store operating and general and administrative expenses; and the sale or closure of additional underperforming stores.

  Management has not yet completed its strategic analysis of other underperforming stores and their respective positions in the Company's and the overall lawn and garden competitive environment. Upon completion, identified underperforming stores may require the accrual of closure expenses for severance, rent buyouts and/or other costs associated with store closing. These expenses will be accrued in the period in which management adopts a formal plan of store closure for such underperforming stores.

  Management has taken additional actions that will be applicable to future periods, including: comprehensive associate training programs, implementation of product quality standards, an inventory control philosophy, changes in management personnel and implementation of a new control/analysis system.

  These plans are designed to improve cash flow and return the Company to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


NOTE 3.  CASH - RESTRICTED
--------------------------

  As of September 29, 1996, the Company had restricted cash of $1.4 million established to segregate proceeds from the sale of properties per the Loan Agreement.

NOTE 4.  INCOME TAXES
---------------------

  No provision for income taxes has been recognized in the accompanying financial statements, as management does not currently expect the Company to have taxable income during the applicable tax year.

NOTE 5.  LEGAL PROCEEDINGS
--------------------------

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

  There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability of the Company and its subsidiaries, if any, associated with these matters is not determinable at September 29, 1996. While settlement of these lawsuits may impact the Company's results of operations and liquidity in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

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

NOTE 6.  GAIN OF SALE OF OPERATING ASSETS
-----------------------------------------

  In August 1996, the Company recorded a gain of $710,000 from the sale of operating assets. Concurrent with the sale of certain stores during this period, the Company assigned to the purchaser the leases on two stores and, as a result, the Company remains secondarily liable as a guarantor. These non-cancelable leases expire in October 1999 and December 2003 and the remaining non-cancelable minimum lease commitments due as of September 29, 1996 are $701,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, weather conditions in the Company's market areas, interest rate fluctuations, product demand, competitors' merchandise mix, service and pricing, availability of merchandise, the regulatory and trade environment, real estate market fluctuations and other risks indicated in filing, with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

  During the quarter ended September 29, 1996, the Company lost $2.8 million which represented a $1.5 million improvement over the $4.3 million deficit incurred in the same period last year. While sales for the quarter were down $3.9 million from those achieved last year, approximately $ 2.2 million of this sales decline was attributed to the sixteen stores the Company closed or sold during the year.

  Gross margins improved from 38.1% to 39.2% during the first quarter of fiscal 1997. This improvement is substantially due to the Company's operational improvements at the store level as well as the elimination of the less profitable stores included in the comparative period in fiscal 1996. Same store sales for the first quarter of fiscal 1997 decreased by 8.8% compared to the same period in fiscal 1996 reflecting increased competitive pressure in specific marketing areas and reduction of excess inventory positions reflected in the 1996 results.

  General, administrative and selling expenses for the three month period ended September 29, 1996 were down 14.7% or $1.7 million primarily resulting from the reduction in the number of stores operated by the company as well as the ongoing efforts of the Company's announced reductions in general and administrative expenses. The Company's reorganization of store management has begun to have the desired effect of reducing expenditures in the costs of personnel, advertising and store occupancy. The sale of operating assets during the period resulted in the recording of a $710,000 gain, which was a significant factor in the increase reflected in the Company's other income operating statement classification.

     Other significant improvements realized during the quarter included a 42% reduction in the Company's interest expense when compared to the same period last year. The principal contributory factor to this cost reduction was the $3.3 million reduction in the Company's working capital borrowings under the Loan Agreement, which resulted primarily from the 34% decline in the Company's inventory position. Management's efforts to reduce its inventory investment and the related costs to carry this investment, when combined with the reduction in the number of stores, accounts for the majority of this change.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During the quarter, $1.1 million cash was used for operations. Investing activities provided $.8 million in cash and the Company repaid a net of $.2 million on an asset based revolving loan from a bank.

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $9.25 million. The interest rate on the outstanding loans is currently 9.75%. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $8.2 million and $6.3 million, respectively, at September 29, 1996.

  On October 24, 1996, the Bank issued waivers of certain defaults of provisions in the Loan Agreement and amended the debt service coverage covenant, eliminated the earnings before interest expense, income taxes and depreciation and amortization covenant (EBITDA) and established a gross margin dollar covenant. These waivers of the specified default conditions were necessary because as of July 28, 1996, the Company was in default of the provisions of the Loan Agreement relating to (i) EBITDA, and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since granted two options ending June 30, 1996 and December 31, 1996. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of September 29, 1996, five of the properties had been sold to third parties and the Company has negotiated new lease agreements with two of these purchasers and are currently in discussion with the purchasers of the other three properties. Also, as of June 30, 1996, the Company closed three of the properties and recorded a liability of $831,000 in non-cancelable future minimum lease payments on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

  Aggregate sales and gross profit for the remaining five locations are listed below:

                                3 months      3 months
                                 ended         ended
              (in millions)      9/29/96       10/1/95
                                 -------       -------
              Sales               $1.2           $1.5
              Gross Profit        $ .5           $ .5

  The Agreement of Settlement also fixes a $14.7 million claim against the Company in favor of Pier 1. The claim is secured up to $6.0 million by substantially all of the Company's assets, subordinate to the rights of the Bank, and comprised of (i) a promissory note for $8.0 million (the "Earn-out Claim") and (ii) the remaining portion of the claim (the "Residual Claim") which is a non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. The Earn-out Claim is payable in annual installments ("Cash Flow Payments"), subject to certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement, or may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1, of the eight subleases and other leases guaranteed by Pier 1.

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

OPERATING LOSSES - The Company continues to report declining sales on a comparable store basis, however there has been some slowing of the margin erosion which the company had experienced in prior periods. The declining sales reflect the intensified competition in key market areas, inclement weather which kept the consumer out of the stores, shifts in management's marketing strategies and working capital management decisions. During fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 include: improvements in product mix, display, quality, pricing and advertising; reductions in store operating and general and administrative expenses; and the sale or closure of additional underperforming stores.

  Management has not yet completed its strategic analysis of other underperforming stores and their respective positions in the Company's and the overall lawn and garden competitive environment. Upon completion, identified underperforming stores may require the accrual of closure expenses for severance, rent buyouts and/or other costs associated with store closing. These expenses will be accrued in the period in which management adopts a formal plan of store closure for such underperforming stores.

  Management has taken additional actions that will be applicable to future periods, including: comprehensive associate training programs, implementation of product quality standards, an inventory control philosophy, changes in management personnel and implementation of a new control/analysis system.

  These plans are designed to improve cash flow and return the Company to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

  See Note 5 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS
         --------

EXHIBIT                      DESCRIPTION
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

3.2   By-Laws                      Incorporated by reference to Exhibit 3.2 to
                                   the Company's Registration Statement

10.1  Form of Post-Employment      Incorporated by reference to Exhibit 10.3 of
      Consulting Agreement with    the Company's Registration Statement
      executive officers

10.2  Form of Indemnity            Incorporated by reference to Exhibit 10.4 to
      Agreement with directors     the Company's Registration Statement
      and executive officers

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
      Imports

EXHIBIT                                           DESCRIPTION
-------                                           -----------
10.10     Loan and Security Agreement dated October         Incorporated by reference to Exhibit 10.19
          14, 1994, among Wolfe Nursery,Inc., Tip           to the Company's Report on Form 10-Q for the
          Top Nurseries, Inc., Nurseryland Garden           nine months ended October 31, 1994
          Centers, Inc. as Borrowers, the Registrant,
          Sunbelt Nursery Holdings, Inc. and Sunbelt
          Management Services, Inc., as Guarantors,
          and American National Bank and Trust
          Company of Chicago (the "Loan and Security
          Agreement")

10.11     Qualified Stock Option Agreement dated            Incorporated by reference to Exhibit 10.11 to
          October 18, 1994 with an Executive Officer        the Company's Report on Form 10-K for the
                                                            fiscal year ended January 31, 1995, filed May
                                                            15, 1995

10.12     Amended and Restated Credit Facilities            Incorporated by reference to Exhibit 10.11 to
          Agreement dated October 14, 1994 between          the Company's Report on Form 10-K for the
          the Company and Pier 1 Imports, Inc.              fiscal year ended January 31, 1995, filed May
                                                            15, 1995

10.13     Nonqualified Stock Option Agreement dated         Incorporated by reference to Exhibit 10.13 to
          March 6, 1995 with non-employee Directors         the Company's Report on Form 10-K for the
                                                            fiscal year ended January 31, 1995, filed May
                                                            15, 1995

10.14     First Amendment and Waiver dated April 7,         Incorporated by reference to Exhibit 10.14 to
          1995 to the Loan and Security Agreement           the Company's Report on Form 10-K for the
                                                            fiscal year ended January 31, 1995, filed May
                                                            15, 1995

10.15     Agreement of Settlement dated July 31, 1995       Incorporated by reference to Exhibit 10.15 to
          between Pier Lease, Pier 1 Imports and            the Company's Report on Form 10K/A-2 for
          Sunbelt Nursery Group, and Timothy R.             the fiscal year ended January 31, 1995, filed
          Duoos                                             August 11, 1995

10.16     Security Agreement dated July 31, 1995, by        Incorporated by reference to Exhibit 10.16 to
          Sunbelt Nursery Group, Inc. and Wolfe             the Company's Report on Form 10-K/A-2 for
          Nursery, Inc. for the benefit of Pier 1 Imports,  the fiscal year ended January 31, 1995, filed
          Inc., identified as Exhibit A to the Agreement    August 11, 1995
          of Settlement

10.17     Lease Guaranty Indemnification Agreement          Incorporated by reference to Exhibit 10.17 to
          dated July 31, 1995, by Sunbelt Nursery           the Company's Report on Form 10-K/A-2 for
          Group, Inc. and Wolfe Nursery, Inc. for the       the fiscal year ended January 31, 1995, filed
          benefit of Pier 1 Imports, Inc., identified as    August 11, 1995
          Exhibit C to the Agreement of Settlement

10.18     Environmental Indemnity dated July 31, 1995       Incorporated by reference to Exhibit 10.18 to
          by Sunbelt Nursery Group, Inc. and Wolfe          the Company's Report on Form 10-K/A-2 for
          Nursery, Inc. for the benefit of Pier 1 Imports,  the fiscal year ended January 31, 1995, filed
          Inc., identified as Exhibit D to the Agreement     August 11, 1995
          of Settlement

EXHIBIT                                           DESCRIPTION
-------                                           -----------
10.19     Duoos Indemnification Agreement dated July             Incorporated by reference to Exhibit 10.19 to
          31, 1995 by Timothy R. Duoos for the benefit           the Company's Report on Form 10-K/A-2 for
          of Pier 1 Imports, Inc., identified as Exhibit E       the fiscal year ended January 31, 1995, filed
          to the Agreement of Settlement                         August 11, 1995

10.20     Sublease Guaranty dated July 31, 1995,                 Incorporated by reference to Exhibit 10.20 to
          between Sunbelt Nursery Group, Inc. and Pier           the Company's Report on Form 10-K/A-2 for
          Lease, Inc. identified as Exhibit G to the             the fiscal year ended January 31, 1995, filed
          Agreement of Settlement                                August 11, 1995

10.21     Promissory Note dated July 31, 1995, in the            Incorporated by reference to Exhibit 10.21 to
          principal amount of $8,000,000 by Sunbelt              the Company's Report on Form 10-K/A-2 for
          Nursery Group, Inc. for the benefit of Pier 1          the fiscal year ended January 31, 1995, filed
          Imports, Inc. identified as Exhibit H to the           August 11, 1995
          Agreement of Settlement

10.22     Note Guaranty dated July 31, 1995, by Wolfe            Incorporated by reference to Exhibit 10.22 to
          Nursery, Inc. for the benefit of Pier 1 Imports,       the Company's Report on Form 10-K/A-2 for
          Inc., identified as Exhibit I to the Agreement         the fiscal year ended January 31, 1995, filed
          of Settlement                                          August 11, 1995

10.23     Second Amendment, Waiver and Consent                   Incorporated by reference to Exhibit 10.23 to
          dated July 31, 1995 to the Loan and Security           the Company's Report on Form 10-K/A-2 for
          Agreement                                              the fiscal year ended January 31, 1995, filed
                                                                 August 11, 1995

10.24     Third Amendment dated February 14, 1996                Incorporated by reference to Exhibit 10.24 to
          to the Loan and Security Agreement                     the Company's Annual Report on
                                                                 Form 10-K, for the fiscal year ended January 28, 1996,
                                                                 filed May 10, 1996

10.25     Fourth Amendment and Waiver dated May 9,               Incorporated by reference to Exhibit 10.25 to
          1996 to the Loan and Security Agreement                the Company's Annual Report on Form 10-K,
                                                                 for the fiscal year ended January 28, 1996,
                                                                 filed May 10, 1996

10.26     Fifth Amendment and Waiver dated October               Filed herewith
          24, 1996 to the Loan and Security Agreement

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



                                     Sunbelt Nursery Group, Inc.
                                     ---------------------------
                                     (Registrant)



  Date:  November 13, 1996           s/Richard R. Dwyer
                                     ----------------------------------------
                                     Richard R. Dwyer
                                     President and Chief Accounting
                                      Officer