Form 10-Q
period 1996-12-29
SUNBELT NURSERY GROUP INC
filed 1997-02-12
CIK 783319

       ======================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING ARE CODE:  817/624-7253


  Registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]   No  [ ]


  As of February 12, 1997 the Registrant had 8,500,000 common shares, $.01 par value, outstanding.


       ======================================================================

                          SUNBELT NURSERY GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


Part I.  Financial Information                                             Page
------------------------------                                             ----

Consolidated Statement of Operations for the Three Months and Six Months
    Ended December 29, 1996 and December 31, 1995.........................   3

Consolidated Balance Sheet as of December 29, 1996 and
   June 30, 1996..........................................................   4

Consolidated Statement of Cash Flows for the Six Months
   Ended December 29, 1996 and December 31, 1995..........................   5

Notes to Consolidated Financial Statements................................   6

Management's Discussion and Analysis of Results of
   Operations and Financial Condition.....................................  10


Part II.  Other Information
---------------------------

Legal Proceedings.........................................................  13

Exhibits..................................................................  14

Signatures................................................................  18

                        Part I.  Financial Information

Item 1.   Financial Statements

                          Sunbelt Nursery Group, Inc.
                     Consolidated Statement of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months Ended             Six Months Ended
                                December 29,  December 31,    December 29,  December 31,
                                    1996          1995            1996          1995
                                ------------  ------------    ------------  ------------

Net sales                            23,412        30,112         $41,655       $52,280
Cost of goods sold                   13,559        19,495          24,656        33,219
                                ------------  ------------    ------------  ------------
Gross profit                          9,853        10,617          16,999        19,061
General, administrative and
   selling expense                   11,055        13,112          20,755        24,482
Depreciation and amortization           617           882           1,291         1,820
Interest  / other income                (30)          (20)           (760)          (43)
Interest expense                        277           308             539           758
                                ------------  ------------    ------------  ------------
Loss before provision for
   income taxes                      (2,066)       (3,665)         (4,826)       (7,956)
Provision for income taxes                -             -               -             -
                                ------------  ------------    ------------  ------------
Net loss                            ($2,066)      ($3,665)        ($4,826)      ($7,956)
                                ============  ============    ============  ============


Net loss per share                   ($0.24)       ($0.43)         ($0.57)       ($0.94)
                                ============  ============    ============  ============

Average common shares
   outstanding                        8,500         8,500           8,500         8,500
                                ============  ============    ============  ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                          Sunbelt Nursery Group, Inc.
                          Consolidated Balance Sheet
                           (unaudited, in thousands)


                                             December 29,    June 30,
                                                1996           1996
                                             ------------   ---------
Assets
------
Current assets:
  Cash and cash equivalents                    $  1,409      $  2,058
  Cash - restricted                               2,064         1,352
  Accounts and notes receivable, net                499           577
  Inventories                                    14,181        18,847
  Other current assets                              333           281
                                               --------      --------
     Total current assets                        18,486        23,115
                                               --------      --------

Property and equipment, at cost                  24,882        27,189
Less accumulated depreciation                    16,044        16,481
                                               --------      --------
Net property and equipment                        8,838        10,708

Other assets                                        120           175
                                               --------      --------
     Total assets                              $ 27,444      $ 33,998
                                               ========      ========

Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------
Current liabilities:
  Accounts payable                             $ 11,853      $ 11,699
  Accrued compensation                            1,651         1,846
  Current portion of long-term debt and
   capital leases                                 4,800         6,863
  Other current liabilities                       6,809         5,637
                                               --------       -------
    Total current liabilities                    25,113        26,045

Long-term debt and capital leases                 2,417         3,037
Reserve for store closings                           16           102
Other long-term liabilities                       1,548         1,638
                                               --------      --------
     Total liabilities                           29,094        30,822
                                               --------      --------
Shareholders' equity (deficit):
  Common stock, $.01 par value,
  25 million shares authorized,
  8,500,000  issued and outstanding                  85            85
  Additional paid-in capital                     45,151        45,151
  Retained deficit                              (46,836)      (42,010)
  Subscriptions receivable from officer             (50)          (50)
                                               --------      --------
    Total shareholders' equity (deficit)         (1,650)        3,176
                                               --------      --------
Total liabilities and shareholders'
  equity (deficit)                             $ 27,444      $ 33,998
                                               ========      ========





                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         Sunbelt Nursery Group, Inc.
                     Consolidated Statement of Cash Flows
                           (in thousands, unaudited)

                                               Six Months Ended
                                            December 29, December 31,
                                                 1996         1995
                                            ------------ ------------
Operating activities:
Net loss                                       $ (4,826)     $ (7,956)
Adjustments to reconcile net loss to cash
   provided by operating activities:
Depreciation and amortization                     1,291         1,820
Gain on sale of fixed assets                       (626)           69
Payment of store closing costs included in
   provision for store closings                     (86)         (316)
Changes in operating assets and liabilities:
   Inventories                                    4,232         5,841
   Accounts receivable and other assets             265           325
   Accounts payable                                 154          (754)
   Accrued compensation                            (195)         (504)
   Other liabilities                              1,082         1,884
                                               --------      --------
Net cash provided by operating activities         1,291           409
                                               --------      --------
Investing activities:
Purchase of property and equipment                 (162)         (130)
Sale of property and equipment                    1,464            42
                                               --------      --------
Net cash provided by (used for) investing
   activities                                     1,302           (88)
                                               --------      --------
Financing activities:
Additions to line of credit                      44,180        57,418
Principal payments of line of credit and
   capital lease obligations                    (46,710)      (59,460)
Restricted cash for outstanding letters of
   credit                                          (712)         (450)
                                               --------      --------
Net cash used for financing activities           (3,242)       (2,492)
                                               --------      --------

Increase (decrease) in cash and cash
   equivalents                                     (649)       (2,171)
Cash and cash equivalents at beginning
   of period                                      2,058         3,388
                                               --------      --------
Cash and cash equivalents at end of period     $  1,409      $  1,217
                                               ========      ========


             The accompanying notes are an integral part of these
                       consolidated financial statements
                                       5

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS
--------------------------------------

  Sunbelt Nursery Group, Inc. (the "Company") is a specialty retailer of nursery and garden products with 71 stores operating under three prominent retail trade names: Wolfe Nursery in Texas and Oklahoma, Nurseryland Garden Centers in California, and Tip Top Nurseries in Arizona.

  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K\A-1 for the year ended January 28, 1996. On August 1, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from the Sunday nearest to January 31 to the Sunday nearest to June 30. As a result, the Company filed a transition report on Form 10-Q for the five months ended June 30, 1996. All adjustments are, in the opinion of management, necessary to present fairly the Company's financial position as of December 29, 1996 and December 31, 1995, and its results of operations and cash flow for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods ended December 29, 1996 and December 31, 1995 are not indicative of the results to be expected for the fiscal year due to the highly seasonal nature of the nursery industry.

NOTE 2.  LIQUIDITY, CONTINGENCIES AND OPERATING LOSSES
------------------------------------------------------

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. In October, the Company will either extend the Loan Agreement or seek the most appropriate alternative financing sources based upon the Company's financial results, financial condition, and the lending environment; however, there can be no assurance that the Company will be able to extend the Loan Agreement or obtain alternative financing. Accordingly, the amount outstanding under the Loan Agreement is classified as current at December 29, 1996. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $9.0 million. Subsequent to December 29, 1996, the Bank has approved borrowings against the restricted cash of $2.0 million to purchase inventory for the spring season. The amount that may be borrowed decreases to $1.0 million on March 1, 1997 and will return to the original borrowing base on March 26, 1997. The interest rate on the outstanding loans is currently 9.75%. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $6.4 million and $4.0 million, respectively, at December 29, 1996.

  On October 24, 1996, the Bank issued waivers of certain defaults of provisions in the Loan Agreement and amended the debt service coverage covenant; eliminated the earnings before interest expense, income taxes and depreciation and amortization covenant (EBITDA) and established a gross margin dollar covenant. These waivers of the specified default conditions were necessary because as of July 28, 1996, the Company was in default of the provisions of the Loan Agreement relating to (i) EBITDA, and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement. As of December 29, 1996, the Company is in compliance with all current covenants of the Loan Agreement.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since renewed options through June 30, 1997. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of December 31, 1996, seven of the properties had been sold to third parties and the Company has negotiated new lease agreements on three of these locations, and has vacated the other four properties. Also, as of June 30, 1996, the Company closed three of the properties

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

and recorded an estimated liability of $831,000 in non-cancelable future minimum lease payments, of which $724,000 is remaining as of December 31, 1996, on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

  The Agreement of Settlement also fixes a $14.7 million claim against the Company in favor of Pier 1. The claim is secured up to $6.0 million by substantially all of the Company's assets, subordinate to the rights of the Bank, and comprised of (i) a promissory note for $8.0 million (the "Earn-out Claim") and (ii) the remaining portion of the claim (the "Residual Claim") which is a non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. The Earn-out Claim is payable in annual installments ("Cash Flow Payments"), subject to certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement, or may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without additional liability to Pier 1, of the eight subleases and other leases guaranteed by Pier 1.

  Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result, the $2.0 million present value of the $8.0 million in deferred Cash Flow Payments was initially recorded as a long-term liability in the accompanying consolidated balance sheet.

  On January 31, 1997 the Company modified the terms of the Agreement of Settlement (the "Note Modification Agreement") with Pier 1 which provides the Company with the opportunity to modify the terms of the existing $8.0 million Earn-out Claim for total consideration of $2.0 million, which is comprised of $200,000 in cash payable on March 3, 1997 and $1.8 million in notes. As discussed above, the Company currently has a $2.0 million liability recorded in relation to this $8.0 million Earn-out Claim. Pursuant to the Note Modification Agreement, on March 3, 1997, the Company will issue a promissory note payable to Pier 1 in the amount of $800,000. This note will bear interest at 6% per annum with interest only paid monthly until May 1, 1998, at which time, the first of four annual principal installments of $200,000 will be due. The Company may elect to defer any or all of the annual principal payments with any deferred principal due in full on May 1, 2001. In the event of such a deferral, however, the interest rate on any deferred principal amount shall be increased to 10% per annum until retirement. The remaining $1.0 million will be settled by Mr. Duoos, Chairman of the Board, on behalf of the Company upon the registration and sale of a certain portion of his personal shares of common stock in the Company, which is currently restricted. The number of shares to be sold by Mr. Duoos will be determined as the quotient of $1.0 million divided by the closing price of the Company's common stock on the last trading day immediately preceding the date on which a registration statement becomes effective (the "Delivery Date"). Proceeds from the sale of such shares will inure to the benefit of Pier 1. The Company must file a registration statement with the Securities and Exchange Commission relating to this stock as soon as practicable but not later than March 17, 1997. Pier 1 has the unilateral right to terminate this Note Modification Agreement if the Delivery Date does not occur (i) by May 30, 1997 or (ii) if the closing price of the Company's common stock on the day immediately preceding the Delivery Date is less than one dollar per share. In conjunction with the sale of Mr. Duoos' personal stock, the Company will deliver a promissory note payable to Mr. Duoos in the amount of $1.0 million of which the terms have not yet been negotiated. The Company has reflected this transaction in the December 29, 1996 financial statements and, accordingly, has reclassified $200,000 of the Earn-out Claim as a current liability.

OPERATING LOSSES - The Company continues to report declining sales on a comparable store basis, however there has been significant improvement in gross
margins over the same period in the previous year.   The declining sales reflect
competition in key market areas, inclement weather which kept the consumer out of the stores, management's emphasis on increasing margins and working capital management decisions. During fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 include: improvements in store layout, product display, product

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

quality, and advertising; reductions in store operating expenses; and the sale or closure of additional underperforming stores.

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

  Management has taken additional actions that will be applicable to future periods, including: changes in senior management personnel, enhancements to associate training programs, implementation of stricter product quality standards, an inventory control philosophy and implementation of a new sales/markdown control and analysis system.

  These plans are designed to improve cash flow and return the Company to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs.

NOTE 3.  CASH - RESTRICTED
--------------------------

  As of December 29, 1996, the Company had restricted cash of $2.1 million established to segregate proceeds from the sale of properties per the Loan Agreement. Subsequent to December 29, 1996, the Bank has approved borrowings against the restricted cash while the Company prepares for the Spring season.

NOTE 4.  INCOME TAXES
---------------------

  No provision for income taxes has been recognized in the accompanying financial statements, as management does not currently expect the Company to have taxable income during the applicable tax year.

NOTE 5.  LEGAL PROCEEDINGS
--------------------------

LITIGATION - The Company is a defendant in litigation styled Principal Financial Securities, Inc. and Loeb Partners Corporation v. Sunbelt Nursery Group, Inc., General Host Corporation, Lyndale Garden Center, Inc., and Timothy Duoos which is pending in the 352nd District Court of Tarrant County, Texas in Cause No. 352-157413-95. This suit was filed on January 26, 1995. In this lawsuit, the Plaintiffs allege that they are entitled to payment as an assignee of Hamilton Investments, Inc. ("Hamilton"). According to the Plaintiffs, they are entitled to payment based upon a contract between Hamilton and the Company. The Plaintiffs allege that Hamilton was a procuring cause of financing obtained by the Company in connection with the sale of General Host's shares of the Company's stock to Mr. Timothy Duoos. The Plaintiffs seek actual damages which they allege to be in excess of $700,000, plus punitive damages, court costs, and attorney's fees. The Company denies the allegations of the Plaintiffs. If the claim cannot be resolved by settlement, the Company has indicated an intention to vigorously contest the case.

  There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability of the Company and its subsidiaries, if any, associated with these matters is not determinable at December 29, 1996. While settlement of these lawsuits may impact the Company's results of operations and liquidity in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

ENVIRONMENTAL CONTINGENCIES - In connection with a possible sale-leaseback transaction, which was not completed, the Company authorized a third party to undertake environmental assessments of two owned, non-retail properties. The results indicated potential contamination at the two sites. The extent and nature of the contamination is not clear. It is also not clear whether the Company has an obligation to remediate whatever contamination is ultimately found to exist. If an obligation does exist, it is not presently possible to estimate the potential range of costs involved. One of the two properties was sold in October 1996.

NOTE 6.  GAIN OF SALE OF OPERATING ASSETS
-----------------------------------------

  In August 1996, the Company recorded a gain of $710,000 from the sale of operating assets. Concurrent with the sale of certain stores during this period, the Company assigned to the purchaser the leases on two stores and, as a result, the Company remains secondarily liable as a guarantor. These non-cancelable leases expire in October 1999 and December 2003 and the remaining non-cancelable minimum lease commitments due as of December 29, 1996 are $661,000.

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

RESULTS OF OPERATIONS
---------------------

  Net sales decreased by 22.3% for the quarter ended December 29, 1996, as compared to the quarter ended December 31, 1995. Net sales for the six months ended December 29, 1996 decreased by 20.3% as compared to the same period in the prior year. Comparable store sales decreased by 12.9% and 11.2% for the three months and six months ended December 29, 1996. The decline in comparable store sales is attributed to a competitive market, management's focus on increasing margins and the Company's merchandising direction. Management has implemented various plans to stimulate sales in the stores including: new merchandising strategies targeted toward our typical guest, new advertising styles, establishment of an events calendar in each district, and a company-wide effort to create a "sales culture". While sales for the quarter were down $6.7 million from those achieved last year, approximately $ 3.1 million of this sales decline was attributed to the fifteen stores the Company closed or sold during the year. During the quarter ended December 29, 1996, the Company lost $2.1 million which represented a $1.6 million improvement over the $3.7 million deficit incurred in the same period last year. For the six months ended December 29, 1996, the net loss was $4.8 million compared to a net loss of $8.0 million for the same period in the prior year; an improvement of 39.3%.

  Gross margins improved from 35.3% to 42.1% during the second quarter of fiscal 1997 and from 36.5% to 40.8% for the six months ended December 29, 1996. The improvement is substantially attributed to lower than normal gross margins in the previous year and the Company's effort to return margins to previous levels. The specific actions which substantially contributed to the increase included: elimination of underperforming stores, increased prices, reduced advertising markdowns, strict inventory controls to reduce inventory excesses and the associated markdowns, and implementation of an inventory/markdown system for daily review and management of markdowns.

  General, administrative and selling expenses during the first quarter were down 15.7% or $2.1 million and 15.2% or $3.7 million for the three and six month periods ended December 29, 1996, respectively, primarily resulting from the reduction in the number of stores operated by the Company as well as the ongoing efforts focused on achieving reductions in store operating and general and administrative expenses. The Company's improved labor scheduling system has begun to have the desired effect of reducing expenditures in the costs of personnel. The sale of operating assets during the first quarter resulted in the recording of a $710,000 gain, which was a significant factor in the increase reflected in other income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During the six months ended December 29, 1996, $1.3 million cash was provided by operations. Investing activities provided $1.3 million in cash and the Company repaid a net of $2.5 million on an asset based revolving loan from a bank.

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. In October, the Company will either extend the Loan Agreement or seek the most appropriate alternative financing sources based upon the Company's financial results, financial condition, and the lending environment; however, there can be no assurance that the Company will be able to extend the Loan Agreement or obtain alternative financing. Accordingly, the amount outstanding under the Loan Agreement is classified as current at December 29, 1996. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $9.0 million. Subsequent to December 29, 1996, the Bank has approved borrowings against the restricted cash of $2.0 million to purchase inventory for the spring season. The amount that may be borrowed decreases to $1.0 million on March 1, 1997 and will return to the original borrowing base on March 26, 1997. The interest rate on the outstanding loans is currently 9.75%. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $6.4 million and $4.0 million, respectively, at December 29, 1996.

  On October 24, 1996, the Bank issued waivers of certain defaults of provisions in the Loan Agreement and amended the debt service coverage covenant; eliminated the earnings before interest expense, income taxes and depreciation and amortization covenant (EBITDA) and established a gross margin dollar covenant. These waivers of the specified default conditions were necessary because as of July 28, 1996, the Company was in default of the provisions of the Loan Agreement relating to (i) EBITDA, and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement. As of December 29, 1996, the Company is in compliance with all current covenants of the Loan Agreement.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since renewed options through June 30, 1997. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of December 31, 1996, seven of the properties had been sold to third parties and the Company has negotiated new lease agreements on three of these locations, and has vacated the other four properties. Also, as of June 30, 1996, the Company closed three of the properties and recorded an estimated liability of $831,000 in non-cancelable future minimum lease payments, of which $724,000 is remaining as of December 31, 1996, on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

  The Agreement of Settlement also fixes a $14.7 million claim against the Company in favor of Pier 1. The claim is secured up to $6.0 million by substantially all of the Company's assets, subordinate to the rights of the Bank, and comprised of (i) a promissory note for $8.0 million (the "Earn-out Claim") and (ii) the remaining portion of the claim (the "Residual Claim") which is a non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. The Earn-out Claim is payable in annual installments ("Cash Flow Payments"), subject to certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement, or may be fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without additional liability to Pier 1, of the eight subleases and other leases guaranteed by Pier 1.

  Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result, the $2.0 million present value of the $8.0 million in deferred Cash Flow Payments was initially recorded as a long-term liability in the accompanying consolidated balance sheet.

  On January 31, 1997 the Company modified the terms of the Agreement of Settlement (the "Note Modification Agreement") with Pier 1 Imports ("Pier 1") which provides Sunbelt with the opportunity to modify the terms of the existing $8.0 million Earn-out Claim for total consideration of $2.0 million, which is comprised of $200,000 in cash payable on March 3, 1997 and $1.8 million in notes. As discussed above, the Company currently has a $2.0 million liability recorded in relation to this $8.0 million Earn-out Claim. Pursuant to the Note Modification Agreement, on March 3, 1997, the Company will issue a promissory note payable to Pier 1 in the amount of $800,000. This note will bear interest at 6% per annum with interest only paid monthly until May 1, 1998, at which time, the first of four annual principal installments of $200,000 will be due. The Company may elect to defer any or all of the annual principal payments with any deferred principal due in full on May 1, 2001. In the event of such a deferral, however, the interest rate on any deferred principal amount shall be increased to 10% per annum until retirement. The remaining $1.0 million will be settled by Mr. Duoos, Chairman of the Board, on behalf of the Company upon the registration and sale of a certain portion of his personal shares of common stock in the Company, which is currently restricted. The number of shares to be sold by Mr. Duoos will be determined as the quotient of $1.0 million divided by the closing price of the Company's common stock on the last trading day immediately preceding the date on which a registration statement becomes effective (the "Delivery Date").

Proceeds from the sale of such shares will inure to the benefit of Pier 1. The Company must file a registration statement with the Securities and Exchange Commission relating to this stock as soon as practicable but not later than March 17, 1997. Pier 1 has the unilateral right to terminate this Note Modification Agreement if the Delivery Date does not occur (i) by May 30, 1997 or (ii) if the closing price of the Company's common stock on the day immediately preceding the Delivery Date is less than one dollar per share. In conjunction with the sale of Mr. Duoos' personal stock, the Company will deliver a promissory note payable to Mr. Duoos in the amount of $1.0 million of which the terms have not yet been negotiated. The Company has reflected this transaction in the December 29, 1996 financial statements and, accordingly, has reclassified $200,000 of the Earn-out Claim as a current liability.

OPERATING LOSSES - The Company continues to report declining sales on a comparable store basis, however there has been significant improvement in gross
margins over the same period in the previous year.   The declining sales reflect
competition in key market areas, inclement weather which kept the consumer out of the stores, management's emphasis on increasing margins and working capital management decisions. During fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 include: improvements in store layout, product display, product quality, and advertising; reductions in store operating expenses; and the sale or closure of additional underperforming stores.

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

  Management has taken additional actions that will be applicable to future periods, including: changes in senior management personnel, enhancements to associate training programs, implementation of stricter product quality standards, an inventory control philosophy and implementation of a new sales/markdown control and analysis system.

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



EXHIBIT                           DESCRIPTION
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

10.26  Fifth Amendment and Waiver   Incorporated by reference to Exhibit 10.26
       dated October 24, 1996 to    to the Company's Report on Form 10-Q for
       the Loan and Security        the three months ended September 29, 1996
       Agreement

10.27  Note Modification            Filed herewith
       Agreement dated January
       31, 1997 among Pier 1
       Imports, Inc., Sunbelt
       Nursery Group, Inc.,
       Wolfe Nursery, Inc., and
       Timothy R. Duoos



EXHIBIT                           DESCRIPTION
-------                           -----------

10.28  Sixth Amendment and        Filed herewith
       Waiver dated February 11,
       1997 to the Loan and
       Security Agreement

21     Subsidiaries of the        Incorporated by
       Company                    reference to Exhibit 22
                                  to the Company's Annual
                                  Report on Form 10-K,
                                  for the fiscal year
                                  ended January 31, 1993

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



                           Sunbelt Nursery Group, Inc.
                           ---------------------------
                           (Registrant)



Date:  February 12, 1997   /s/ Richard R. Dwyer
                           ----------------------------------------
                           Richard R. Dwyer
                           President and Chief Accounting
                            Officer