Form 10-Q
period 1997-03-30
SUNBELT NURSERY GROUP INC
filed 1997-05-14
CIK 783319

    ======================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

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

                             Yes  [X]   No  [   ]


As of May 14, 1997 the Registrant had 8,500,000 common shares, $.01 par value, outstanding.


    ======================================================================

                         SUNBELT NURSERY GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


Part I.  Financial Information                                                Page
------------------------------                                                ----

Consolidated Statement of Operations for the Three Months and Nine Months
    Ended March 30, 1997 and March 31, 1996................................    3

Consolidated Balance Sheet as of March 30, 1997 and
   June 30, 1996...........................................................    4

Consolidated Statement of Cash Flows for the Nine Months
   Ended March 30, 1997 and March 31, 1996.................................    5

Notes to Consolidated Financial Statements.................................    6

Management's Discussion and Analysis of Results of
   Operations and Financial Condition......................................   10




Part II.  Other Information
---------------------------

Legal Proceedings..........................................................   13

Exhibits...................................................................   14

Signatures.................................................................   18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SUNBELT NURSERY GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                 Three Months Ended     Nine Months Ended
                                                March 30,   March 31,  March 30,  March 31,
                                                 1997        1996        1997       1996
                                               ---------    --------   --------   ---------
Net sales                                      $ 22,433    $ 27,333    $ 64,088    $ 79,613
Cost of goods sold                               12,153      15,996      36,809      49,215
                                               --------    --------    --------    --------
Gross profit                                     10,280      11,337      27,279      30,398
General, administrative and
   selling expense                               11,073      12,482      31,828      36,964
Depreciation and amortization                       589         868       1,880       2,688
Impairment of goodwill and long-lived assets       --        20,537        --        20,537
Interest  / other income                            (29)        (54)       (789)        (97)
Interest expense                                    256         329         795       1,087
                                               --------    --------    --------    --------

Loss before provision for income taxes           (1,609)    (22,825)     (6,435)    (30,781)
Provision for income taxes                         --          --          --          --
                                               --------    --------    --------    --------
Net loss                                       ($ 1,609)   ($22,825)   ($ 6,435)   ($30,781)
                                               ========    ========    ========    ========


Net loss per share                             ($  0.19)   ($  2.69)   ($  0.76)   ($  3.62)
                                               ========    ========    ========    ========

Average common shares outstanding                 8,500       8,500       8,500       8,500
                                               ========    ========    ========    ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SUNBELT NURSERY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                            (unaudited, in thousands)

                                                         March 30,    June 30,
                                                           1997        1996
                                                        ---------    --------
Assets
------
Current assets:
  Cash and cash equivalents                              $  4,918    $  2,058
  Cash - restricted                                         2,092       1,352
  Accounts and notes receivable, net                          490         577
  Inventories                                              17,116      18,847
  Other current assets                                        376         281
                                                         --------    --------
    Total current assets                                   24,992      23,115
                                                         --------    --------

Property and equipment, at cost                            23,757      27,189
Less accumulated depreciation                              15,913      16,481
                                                         --------    --------
Net property and equipment                                  7,844      10,708

Other assets                                                   93         175
                                                         --------    --------

     Total assets                                        $ 32,929    $ 33,998
                                                         ========    ========

Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------
Current liabilities:
  Accounts payable                                       $ 16,862    $ 11,699
  Accrued compensation                                      1,915       1,846
  Current portion of long-term debt and capital leases      7,516       6,863
  Other current liabilities                                 6,283       5,637
                                                         --------    --------
    Total current liabilities                              32,576      26,045

Long-term debt and capital leases                           2,246       3,037
Other long-term liabilities                                 1,341       1,740
                                                         --------    --------
     Total liabilities                                     36,163      30,822
                                                         --------    --------

Shareholders' equity (deficit):
  Common stock, $.01  par value, 25 million shares
    authorized, 8,500,000 issued and outstanding               85          85
  Additional paid-in capital                               45,151      45,151
  Retained deficit                                        (48,445)    (42,010)
  Subscriptions receivable from officer                       (25)        (50)
                                                         --------    --------
    Total shareholders' equity (deficit)                   (3,234)      3,176

                                                         --------    --------
Total liabilities and shareholders' equity (deficit)     $ 32,929    $ 33,998
                                                         ========    ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SUNBELT NURSERY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                        Nine Months Ended
                                                       March 30,    March 31,
                                                         1997        1996
                                                      ----------   ----------
OPERATING ACTIVITIES:
Net loss                                               ($ 6,435)   ($30,781)
Adjustments to reconcile net loss to cash
   provided by (used for) operating activities:
Depreciation and amortization                             1,880       2,688
Gain on sale of fixed assets                               (119)         (5)
Payment of store closing costs included in
   provision for store closings                            (102)       (384)
Impairment of goodwill and long-lived assets               --        20,537
Changes in operating assets and liabilities:
   Inventories                                            1,222        (585)
   Accounts receivable and other assets                      58        (390)
   Accounts payable                                       5,163       5,836
   Accrued compensation                                      69        (210)
   Other liabilities                                        348       1,227
                                                       --------    --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      2,084      (2,067)
                                                       --------    --------

INVESTING ACTIVITIES:
Purchase of property and equipment                         (195)       (272)
Sale of property and equipment                            1,471          48
                                                       --------    --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES      1,276        (224)
                                                       --------    --------

FINANCING ACTIVITIES:
Additions to line of credit                              67,605      89,387
Principal payments of line of credit and
   capital lease obligations                            (67,390)    (85,711)
Restricted cash for outstanding letters of credit          (740)       (350)
Repayment of subscription receivable                         25        --
                                                       --------    --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES       (500)      3,326
                                                       --------    --------

Increase (decrease) in cash and cash equivalents          2,860       1,035
Cash and cash equivalents at beginning of period          2,058       3,388
                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,918    $  4,423
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

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS
--------------------------------------

  Sunbelt Nursery Group, Inc. (the "Company") is a specialty retailer of nursery and garden products with 70 stores operating under three prominent retail trade names: Wolfe Nursery in Texas and Oklahoma, Nurseryland Garden Centers in California, and Tip Top Nurseries in Arizona.

  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K\A-1 for the year ended January 28, 1996. On August 1, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from the Sunday nearest to January 31 to the Sunday nearest to June 30. As a result, the Company filed a transition report on Form 10-Q for the five months ended June 30, 1996. All adjustments are, in the opinion of management, necessary to present fairly the Company's financial position as of March 30, 1997 and March 31, 1996, and its results of operations and cash flow for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods ended March 30, 1997 and March 31, 1996 are not indicative of the results to be expected for the fiscal year due to the highly seasonal nature of the nursery industry.

NOTE 2.  LIQUIDITY, CONTINGENCIES AND OPERATING LOSSES
------------------------------------------------------

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. In October, the Company will either extend the Loan Agreement or seek the most appropriate alternative financing sources based upon the Company's financial results, financial condition, and the lending environment; however, there can be no assurance that the Company will be able to extend the Loan Agreement or obtain alternative financing. Accordingly, the amount outstanding under the Loan Agreement is classified as a current liability at March 30, 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $9.0 million. The interest rate on the outstanding loans is currently 9.75%. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $7.8 million and $6.9 million, respectively, at March 30, 1997.

  On October 24, 1996, the Bank issued waivers of certain defaults of provisions in the Loan Agreement and amended the debt service coverage covenant; eliminated the earnings before interest expense, income taxes and depreciation and amortization covenant (EBITDA) and established a gross margin dollar covenant. These waivers of the specified default conditions were necessary because as of July 28, 1996, the Company was in default of the provisions of the Loan Agreement relating to (i) EBITDA, and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement. As of March 30, 1997, the Company is in compliance with all current covenants of the Loan Agreement.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since renewed options through June 30, 1997. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of March 30, 1997, seven of the properties had been sold to third parties and the Company has negotiated new lease agreements on three of these locations, and has vacated the

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

other four properties. The Company closed two of the properties and recorded an estimated liability of $601,000 in non-cancelable future minimum lease payments, of which $397,000 is remaining as of March 30, 1997, on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

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

  Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result, the $2.0 million present value of the Earn-out Claim was initially recorded as a long-term liability in the accompanying consolidated balance sheet.

  On January 31, 1997 the Company modified the terms of the Agreement of Settlement (the "Note Modification Agreement") with Pier 1 which provides the Company with the opportunity to modify the terms of the existing $8.0 million Earn-out Claim for total consideration of $2.0 million, which is comprised of $200,000 in cash and $1.8 million in notes. On January 31, 1997, the Company recorded a $2.0 million liability in relation to this $8.0 million Earn-out Claim. Pursuant to the Note Modification Agreement, on March 3, 1997, the Company placed in escrow $200,000 in cash and a promissory note payable to Pier 1 in the amount of $800,000. This note bears interest at 6% per annum with interest only paid monthly until May 1, 1998, at which time, the first of four annual principal installments of $200,000 will be due. The Company may elect to defer any or all of the annual principal payments with any deferred principal due in full on May 1, 2001. In the event of such a deferral, however, the interest rate on any deferred principal amount shall be increased to 10% per annum until retirement. The remaining $1.0 million will be settled by Mr. Duoos, Chairman of the Board, on behalf of the Company upon the registration and sale of a certain portion of his personal shares of common stock in the Company, which is currently restricted. The number of shares to be sold by Mr. Duoos will be determined as the quotient of $1.0 million divided by the closing price of the Company's common stock on the last trading day immediately preceding the date on which a registration statement becomes effective (the "Delivery Date"). Proceeds from the sale of such shares will inure to the benefit of Pier 1. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to this stock on March 17, 1997, however, the SEC is still reviewing this filing. Pier 1 has the unilateral right to terminate this Note Modification Agreement if the Delivery Date does not occur (i) by May 30, 1997 or (ii) if the closing price of the Company's common stock on the day immediately preceding the Delivery Date is less than one dollar per share. In conjunction with the sale of Mr. Duoos' personal stock, the Company will deliver a promissory note payable to Mr. Duoos in the amount of $1.0 million. This note will bear interest at 12% per annum and is for a term of three years. Interest only will be paid monthly for the initial twelve months, at which time payments will consist of interest plus principal amortized over the remaining twenty-four months. At any time prior to full payment of the principal amount, Duoos may convert the outstanding principal amount to shares of Sunbelt common stock. The number of shares issued to Duoos on conversion will be determined by dividing the outstanding principal balance by the closing price, as defined in the Note Modification Agreement. Upon the sale of the Duoos stock, the parties shall enter into a Security and Subordination Agreement wherein the Duoos Note will be secured by a lien on all Sunbelt and Wolfe assets, subordinate only to American National Bank.

OPERATING LOSSES - In addition to operating losses for each of the three years ended January 28, 1996, the Company continued to incur losses and declining sales for its five-month transition period ended June 30, 1996

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

and for the nine-month period ended March 30, 1997. In addition, at March 30, 1997, the Company has a net capital deficiency and the Company's revolving line of credit matures in October 1997. The Bank has not indicated its intention to extend the maturity date of the revolving line of credit. All of the above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 and 1998 include: improvements in store layout, product display, product quality, and advertising; reductions in store operating expenses; the sale or closure of additional underperforming stores; and continued reduction of corporate overhead and decentralization of operations.

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

NOTE 3.  CASH - RESTRICTED
--------------------------

  As of March 30, 1997, the Company had restricted cash of $2.1 million established to segregate proceeds from the sale of properties per the Loan Agreement.

NOTE 4.  INCOME TAXES
---------------------

  No provision for income taxes has been recognized in the accompanying financial statements, as management does not currently expect the Company to have taxable income during the applicable tax year.

NOTE 5.  LEGAL PROCEEDINGS
--------------------------

LITIGATION - The Company is a defendant in litigation styled Principal Financial Securities, Inc. and Loeb Partners Corporation v. Sunbelt Nursery Group, Inc., General Host Corporation, Lyndale Garden Center, Inc., and Timothy Duoos which is pending in the 352nd District Court of Tarrant County, Texas in Cause No. 352-157413-95. This suit was filed on January 26, 1995. In this lawsuit, the Plaintiffs allege that they are entitled to payment as an assignee of Hamilton Investments, Inc. ("Hamilton"). According to the Plaintiffs, they are entitled to payment based upon a contract between Hamilton and the Company. The Plaintiffs allege that Hamilton was a procuring cause of financing obtained by the Company in connection with the sale of General Host's shares of the Company's stock to Mr. Timothy Duoos. The Plaintiffs seek actual damages which they allege to be in excess of $700,000, plus punitive damages, court costs, and attorney's fees. The Company denies the allegations of the Plaintiffs. If the claim cannot be resolved by settlement, on terms favorable to the Company, the Company has indicated an intention to vigorously contest the case.

  There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability of the Company and its subsidiaries, if any,

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

associated with these matters is not determinable at March 30, 1997. While settlement of these lawsuits may impact the Company's results of operations and liquidity in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

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

NOTE 6.  GAIN OF SALE OF OPERATING ASSETS
-----------------------------------------

  In August 1996, the Company recorded a gain of $710,000 from the sale of operating assets. Concurrent with the sale of certain stores during this period, the Company assigned to the purchaser the leases on two stores and, as a result, the Company remains secondarily liable as a guarantor. These non-cancelable leases expire in October 1999 and December 2003 and the remaining undiscounted non-cancelable minimum lease commitments due as of March 30, 1997 are $621,000.

  During the third quarter, the Company recorded a loss of $238,000 relating to the settlement of future lease payments upon the closure of two stores which is reflected in general, administrative, and selling expenses in the accompanying consolidated statement of operations.

NOTE 7.  EARNINGS PER SHARE
---------------------------

  In February 1997, the FASB issued FAS No. 128, Earning per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 15, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS") and will retroactively restate EPS for the first quarter of fiscal 1998 at that time. The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted into, or resulted in the issuance of common stock that had then shared in the earnings of the entity. The EPS calculation under FAS 128 would be the same, due to the fact that the Company has reported losses for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, weather conditions in the Company's market areas, interest rate fluctuations, product demand, competitors' merchandise mix, service and pricing, availability of merchandise, the regulatory and trade environment, real estate market fluctuations and other risks indicated in filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

  During the three months ended March 30, 1997, the Company generated a net loss of $1.6 million compared to a net loss of $22.8 million for the three month period ended March 31, 1996, a decrease of $21.2 million. The improvement is primarily attributable to a write-off of goodwill and other impaired long-term assets during the quarter ended March 31, 1996. The net loss from operations, exclusive of the asset impairments and write-off of goodwill, during the quarter was reduced by $679,000, as a result of decreased sales, offset by increased gross margins and lower operating expenses.

  Net sales decreased by $4.9 million or 17.9%, and $15.5 million or 19.5% for the three and nine month periods, respectively. Comparable store sales also decreased by 5.9% and 9.2% for these periods. The decline in comparable store sales is attributed to wet and cool weather during January and February and competitive markets. Management has continued to focus on sales increases as a primary goal while continuing to maintain acceptable margins.

  Gross margins improved from 41.5% to 45.8% during the third quarter and from
38.2 % to 42.6% for the nine months ended March 30, 1997. The improvement is consistent with previous quarters and is substantially attributed to lower than normal gross margins in the previous year and the Company's focused efforts to return margins to previous levels. The specific actions which substantially contributed to the increase included: elimination of underperforming stores, increased prices, reduced advertising markdowns, strict inventory controls to reduce inventory excesses and the associated markdowns, and implementation of an inventory/markdown system for daily review and management of markdowns.

  General, administrative and selling expenses during the third quarter were down 11.3% or $1.4 million and 13.9% or $5.1 million for the three and nine month periods ended March 30, 1997, respectively, primarily resulting from the reduction in the number of stores operated by the Company as well as the ongoing efforts focused on achieving reductions in store operating and general and administrative expenses. These reductions were offset by the settlement of future lease payments upon closure of two stores during the third quarter which resulted in the recording of a $238,000 loss. The Company will continue to streamline corporate operations and decentralize operating activities to the district level. The sale of operating assets during the first quarter resulted in the recording of a $710,000 gain, which was a significant factor in the increase reflected in other income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During the nine months ended March 30, 1997, $2.1 million cash was provided by operations. Investing activities provided $1.3 million in cash and the Company borrowed a net of $.2 million on an asset based revolving loan from a bank.

LIQUIDITY - As of October 19, 1994, the Company and its subsidiaries entered into a Loan and Security Agreement with a commercial bank ("Bank") providing a line of revolving credit (the "Loan Agreement") which matures in October 1997. In October, the Company will either extend the Loan Agreement or seek the most appropriate alternative financing sources based upon the Company's financial results, financial condition, and the lending environment; however, there can be no assurance that the Company will be able to extend the Loan Agreement or obtain alternative financing. Accordingly, the amount outstanding under the Loan Agreement is classified as a current liability at March 30, 1997. The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $9.0 million. The interest rate on the outstanding loans is currently 9.75%. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $7.8 million and $6.9 million, respectively, at March 30, 1997.

  On October 24, 1996, the Bank issued waivers of certain defaults of provisions in the Loan Agreement and amended the debt service coverage covenant; eliminated the earnings before interest expense, income taxes and depreciation and amortization covenant (EBITDA) and established a gross margin dollar covenant. These waivers of the specified default conditions were necessary because as of July 28, 1996, the Company was in default of the provisions of the Loan Agreement relating to (i) EBITDA, and (ii) the debt service coverage ratio, both of which were below the requirements established by the Loan Agreement. As of March 30, 1997, the Company is in compliance with all current covenants of the Loan Agreement.

  Effective July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement") which provides six-month lease terms renewable at Pier 1 Import's ("Pier 1") option through June 30, 1998, after which the Company must consent to any further extensions. The initial term ended December 31, 1995 and Pier 1 has since renewed options through June 30, 1997. Rent is calculated as a percentage of gross sales, subject to minimum levels. Pier 1 is actively marketing the facilities for sale and the Company has no purchase obligation. The Company may make an offer to purchase any of these properties, but Pier 1 is not obligated to accept the offer. As of March 30, 1997, seven of the properties had been sold to third parties and the Company has negotiated new lease agreements on three of these locations, and has vacated the other four properties. The Company closed two of the properties and recorded an estimated liability of $601,000 in non-cancelable future minimum lease payments, of which $397,000 is remaining as of March 30, 1997, on these stores pursuant to the Agreement of Settlement. The subleases have been accounted for as operating leases subsequent to July 31, 1995.

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

  Due to covenants in the Loan Agreement, the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result, the $2.0 million present value of the Earn-out Claim was initially recorded as a long-term liability in the accompanying consolidated balance sheet.

  On January 31, 1997 the Company modified the terms of the Agreement of Settlement (the "Note Modification Agreement") with Pier 1 which provides the Company with the opportunity to modify the terms of the existing $8.0 million Earn-out Claim for total consideration of $2.0 million, which is comprised of $200,000 in cash and $1.8 million in notes. On January 31, 1997, the Company recorded a $2.0 million liability in relation to this $8.0 million Earn-out Claim. Pursuant to the Note Modification Agreement, on March 3, 1997, the Company placed in escrow $200,000 in cash and a promissory note payable to Pier 1 in the amount of $800,000. This note bears interest at 6% per annum with interest only paid monthly until May 1, 1998, at which time, the first of four annual principal installments of $200,000 will be due. The Company may elect to defer any or all of the annual principal payments with any deferred principal due in full on May 1, 2001. In the event of such a deferral, however, the interest rate on any deferred principal amount shall be increased to 10% per annum until retirement. The remaining $1.0 million will be settled by Mr. Duoos, Chairman of the Board, on behalf of the Company upon the registration and sale of a certain portion of his personal shares of common stock in the Company, which is currently restricted. The number of shares to be sold by Mr. Duoos will be determined as the quotient of $1.0 million divided by the closing price of the Company's common stock on the last trading day immediately preceding the date on which a registration statement becomes effective (the "Delivery Date"). Proceeds from the sale of such shares will inure to the benefit of Pier 1. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to this stock on March 17, 1997, however, the SEC is still reviewing this filing. Pier 1 has the unilateral right to terminate this Note Modification Agreement if the Delivery Date does not occur (i) by May 30, 1997 or (ii) if the closing price of the Company's common stock on the day immediately preceding the Delivery Date is less than one dollar per share. In conjunction with the sale of Mr. Duoos' personal stock, the Company will deliver a promissory note payable to Mr. Duoos in the amount of $1.0 million. This note will bear interest at 12% per annum and is for a term of three years. Interest only will be paid monthly for the initial twelve months, at which time payments will consist of interest plus principal amortized over the remaining twenty-four months. At any time prior to full payment of the principal amount, Duoos may convert the outstanding principal amount to shares of Sunbelt common stock. The number of shares issued to Duoos on conversion will be determined by dividing the outstanding principal balance by the closing price, as defined in the Note Modification Agreement. Upon the sale of the Duoos stock, the parties shall enter into a Security and Subordination Agreement wherein the Duoos Note will be secured by a lien on all Sunbelt and Wolfe assets, subordinate only to American National Bank.

OPERATING LOSSES - In addition to operating losses for each of the three years ended January 28, 1996, the Company continued to incur losses and declining sales for its five-month transition period ended June 30, 1996 and for the nine-month period ended March 30,1997. In addition, at March 30, 1997, the Company has a net capital deficiency and the Company's revolving line of credit matures in October 1997. The Bank has not indicated its intention to extend the maturity date of the revolving line of credit. All of the above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During fiscal 1997, management has addressed these issues as well as others in its continuing efforts to return the Company to profitability. Management's plans for fiscal 1997 and 1998 include: improvements in store layout, product display, product quality, and advertising; reductions in store operating expenses;
the sale or closure of additional underperforming stores; and continued reduction of corporate overhead and decentralization of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

  In February 1997, the FASB issued FAS No. 128, Earning per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 15, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS") and will retroactively restate EPS for the first quarter of fiscal 1996 at that time. The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted into, or resulted in the issuance of common stock that had then shared in the earnings of the entity. The EPS calculation under FAS 128 would be the same, due to the fact that the Company has reported losses for all periods presented.

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

10.27  Note Modification            Incorporated by reference to Exhibit 10.27
       Agreement dated January      to the Company's Report of Form 10-Q for
       31, 1997 among Pier 1        the six months ended December 29, 1996
       Imports, Inc., Sunbelt
       Nursery Group, Inc., Wolfe
       Nursery, Inc., and Timothy
       R. Duoos

EXHIBIT                       DESCRIPTION
-------                       -----------

10.28  Sixth Amendment and          Incorporated by reference to Exhibit 10.28
       Waiver dated February        to the Company's Report of Form 10-Q for
       11, 1997 to the Loan and     the six months ended December 29, 1996
       Security Agreement



21     Subsidiaries of the          Incorporated by reference to Exhibit 22
       Company                      to the Company's Annual Report on Form 10-K,
                                    for the fiscal year ended January 31, 1993

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



                               Sunbelt Nursery Group, Inc.
                               ---------------------------
                               (Registrant)



Date:  May 14, 1997            /s/Richard R. Dwyer
                               -----------------------------------------
                               Richard R. Dwyer
                               President and Chief Accounting
                                 Officer