Form 10-K
period 1997-06-29
SUNBELT NURSERY GROUP INC
filed 1997-10-10
CIK 783319

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 29, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  817/624-7253
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
   COMMON STOCK, $0.01 PAR VALUE                 AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Based on the closing sales price on September 26, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $8,500,000.

  The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of September 26, 1997, was 8,500,000.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

  Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

================================================================================

PART I


ITEM 1.  BUSINESS.
         --------


FORMATION OF THE COMPANY

  The Company was incorporated in Delaware in 1983 as a holding company of the nursery retailing businesses of Pier 1 Imports, Inc. ("Pier 1 Imports"). In 1985, all shares of common stock of the Company were distributed as a dividend to the shareholders of Pier 1 Imports, and the Company operated as a public company from 1985 until 1990. In September 1990, Pier 1 Imports purchased 50.4% of the then outstanding common stock of the Company in a private transaction and commenced a public tender offer for the remaining shares. In November 1990, Pier 1 Imports completed the tender offer and subsequent merger of the Company with a subsidiary so that the Company became a wholly owned subsidiary of Pier 1 Imports. In October 1991, the Company sold 3,680,000 shares in an initial public offering that left Pier 1 Imports holding 56.6% of the outstanding common stock. In February 1992, Pier 1 Imports sold 600,000 shares of common stock which reduced Pier 1 Imports' ownership interest in the Company to 49.5%. In April 1993, Pier 1 Imports sold its remaining 4,200,000 shares of common stock to General Host Corporation ("General Host") for consideration of 1,940,000 shares of General Host common stock. In October 1994, General Host sold its 4,200,000 shares of common stock to Timothy R. Duoos ("Mr. Duoos"). In June 1997, Mr. Duoos sold 1,000,000 shares of common stock to a director of the Company, reducing his ownership interest in the Company to 37.7%.

  The Company's executive offices are located at 500 Terminal Road, Fort Worth, Texas 76106, telephone number (817) 624-7253. Unless the context indicates otherwise, the Company and its subsidiaries are herein referred to collectively as the "Company" or "Sunbelt", and the activities of the Company or its subsidiaries are referred to as the activities of the Company or Sunbelt.

DESCRIPTION OF THE BUSINESS

  The Company is a specialty retailer of nursery and garden products, operating stores primarily in the six major metropolitan areas of Dallas-Fort Worth, Houston, San Antonio-Austin, Phoenix, San Diego and Los Angeles.

  The Company conducts its business through three retail nursery subsidiaries, each of which has operated under its own geographically recognized trade name for a quarter of a century or more: Wolfe Nursery in Texas, Nurseryland Garden Centers in California and Tip Top Nurseries in Arizona.

  The Company retains the established identity of each of its businesses in their respective geographic markets. Each store may tailor certain of its merchandise mixes and operations to its immediate neighborhood as well as to its geographic area. However, all stores are operated under certain established operating philosophies.

  The Company's stores offer nursery plants and products tailored to the local growing conditions and seasonal timing in each of the markets served by the Company. Differences in temperature, rainfall and soil consistency cause plant stock and soil amendments to vary from market to market. Because each store strives to cater to the special needs of customers that live nearby, product selection may also differ slightly from store to store within a market.

  Typical stores operated by the Company are located in suburban areas of major metropolitan markets. Most of the Company's older stores are free standing buildings of approximately 4,000 to 6,000 square feet of interior selling space, adjoined by 20,000 to 35,000 square feet of covered and open outdoor area.

The Company's newer stores consist of 10,000 to 12,000 square feet of interior selling space, adjoined by 15,000 to 20,000 square feet of greenhouses and 20,000 square feet of open outdoor area.

  The Company's stores offer a wide variety of garden and nursery products, including indoor and outdoor plants, shrubs and trees, which account for approximately 51% of its sales, as well as seed, fertilizer, chemicals, garden implements and decorative planters, which account for approximately 38% of its sales. The stores also offer various seasonal items, including Christmas trees, lights and ornaments, which represent the balance of the Company's total sales.

  Sunbelt operates its stores under the names of "Wolfe Nursery", "Tip Top Nurseries" and "Nurseryland Garden Centers" and sells certain products under its private label brand "Perma-Gro". The Company's store names and its private label brand name have become important to the Company's business as a result of its advertising and promotional activities. The store names and accompanying logos have been registered as trademarks or service marks in the states in which the name is used and with the U.S. Patent and Trademark Office. The name "Perma-Gro" has also been registered as a trademark with the U.S. Patent and Trademark Office.

  While the retail locations sell some chemicals related to lawn care, the Company believes there is no material adverse effect on earnings or capital expenditures from compliance with federal, state and local provisions regulating the discharge of materials into the environment.

  The following table sets forth information as of June 29, 1997 with respect to the number of stores, and their locations, operated under each of the Company's retail nursery trade names:

        Trade Name                    Number of Stores   Location
        ----------                    ----------------   --------

        Wolfe Nursery                        41         Texas
        Nurseryland Garden Centers           14         California
        Tip Top Nurseries                    10         Arizona
                                             --

         Total                               65
                                             ==

  In addition, at June 29, 1997, Wolfe Nursery operated a distribution center and a growing facility located in Fort Worth, Texas, and Nurseryland operated a shrub and tree growing facility located in San Juan Capistrano, California.

  The Company purchases about 90% of its merchandise from approximately 160 suppliers and is not dependent upon any single source of supply for a significant amount of its products.

EMPLOYEES

  The Company employed approximately 1,360 persons at June 29, 1997, consisting of 630 full-time and 730 part-time employees. Of the Company's employees, approximately 880 were employed by Wolfe Nursery, 250 by Nurseryland Garden Centers, 180 by Tip Top Nurseries and the remainder were employed at the Company's corporate headquarters. The number of persons employed part-time at Company stores varies significantly according to the season, and the Company believes that area labor markets are adequate to meet its employment needs. The Company is not a party to any collective bargaining agreements and believes its employee relations are good.

COMPETITION

  The retail nursery and garden business is highly competitive. While no national nursery retail chain competes with the Company in its present markets, the Company experiences significant competition. The Company faces competition principally from three types of businesses: nursery departments of major home improvement and discount store chains such as Home Depot and Wal-Mart that compete on the basis of price and have more financial resources and strength than the Company; regional retail nursery chains such as Armstrong Garden Centers in Los Angeles and Calloway's Nursery in Dallas-Fort Worth; and independent single unit garden centers.

  The Company's stores generally compete with the home improvement and discount store chains using an everyday value price approach. Sunbelt also concentrates its marketing efforts on attracting the more quality-conscious lawn and garden customer by providing a broader range of merchandise, higher quality plants and a greater level of service. Many customers come to Sunbelt stores seeking expertise in gardening and landscaping matters. Sunbelt provides this higher level of service through trained, courteous employees, the availability of certified nursery professionals, and free information sheets on horticultural tips and solutions to gardening problems. Sunbelt believes that it gains a competitive advantage over many independent local nurseries through regional name recognition and by providing a greater variety of merchandise and trained nursery professionals.

SEASONALITY

  Sales in the nursery/garden center industry are highly seasonal and subject to significant impact from weather variations. The spring months provide the greatest sales volume. Each geographic market enjoys its own extended growing season, which stretches from February to October in Houston, San Antonio and Austin; from March to September in Dallas-Fort Worth; and virtually year-round in Phoenix, San Diego and Los Angeles. If unusual weather patterns continue through the spring and early summer, the sales lost during that time generally cannot be made up.


ITEM 2.  PROPERTIES.
         ----------

  Company stores are typically free-standing buildings consisting of approximately 4,000 to 6,000 square feet of interior selling space, adjoined by 20,000 to 35,000 square feet of covered and open outdoor area. New stores are larger, with 10,000 to 12,000 square feet of interior space and 15,000 to 20,000 square feet of greenhouses and 20,000 square feet of open outdoor area.

  The Company owns one store in Texas, which is located on leased land. The Company leases the remaining stores under leases containing various terms and options. The leases typically provide for renewal options and for payments of monthly rental plus taxes, utilities, insurance and in some cases a specified percentage of sales.

  During fiscal years 1998 through 2000, leases on 33 stores will expire and renewal options are available on 17 leases. As current leases expire, the Company expects to obtain either renewal leases, if desired, or new leases for equivalent or better locations.

  The Company owns, free of encumbrances, two buildings covering a total of 51,700 square feet situated on 13 acres in Fort Worth, Texas. A portion of one building serves as administrative offices and the other includes a greenhouse used to grow plants to supply stores in Texas. In addition, the Company owns approximately 4.2 acres of land in Texas, adjacent to three different leased properties.

  The Company leases 35 acres in San Juan Capistrano, California where it operates a shrub and tree growing facility to supply plants to its California and Arizona stores and to sell wholesale to independent landscapers. The lease will expire May 31, 1999, with an option to renew.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

  The Company has no knowledge of any legal proceedings contemplated by governmental authorities against the Company or any of its properties.

  The Company, the Company's Chief Executive Officer, a company owned by the Chief Executive Officer and General Host Corporation (a former 49.5% shareholder of the Company) are defendants in a suit filed by a brokerage firm (the "Plaintiffs") with regard to an alleged breach of contract of an agreement the Plaintiffs had with the Company to raise financing. The Plaintiffs allege that they are due payment under the agreement. They also allege that the Company's CEO and/or the company owned by the CEO, along with defendant General Host Corporation, intentionally interfered with the agreement between the Plaintiffs and the Company. The Plaintiffs seek $700,000 in actual damages against the Company under the agreement and an unspecified amount for quantum meruit as well as attorney's fees. The Company believes that it proceeded properly under the agreement and accordingly denies that any payments are due to the Plaintiffs. The Company intends to vigorously defend itself against any claims by the Plaintiffs.

  During fiscal 1996 the Company settled the suit relating to post-employment consulting agreements filed by two (2) former officers of the Company. The settlement had no material impact on results of operations, liquidity or financial position.

  There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these matters is not determinable at June 29, 1997. While settlement of these lawsuits may impact the Company's results of operations in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

  On October 17, 1996, the Company conducted its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, each of the following persons were elected as directors of the Company, to serve until the 1997 Annual Meeting of Stockholders: Rudy Boschwitz, Rodney P. Burwell, Timothy R. Duoos, Richard
R. Dwyer, and Kenneth A. Macke.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

  The Company's Common Stock is traded on the American Stock Exchange under the symbol SBN. The high and low sales prices for the Company's Common Stock for the fiscal and transition periods ended are set forth below:

     FISCAL 1997                HIGH     LOW

     1st Quarter                2 1/8    1 3/8
     2nd Quarter                2        1 1/16
     3rd Quarter                1 15/16  1 5/16
     4th Quarter                1 1/2    1

     FIVE MONTHS ENDED
     JUNE 30, 1996              HIGH     LOW

     1st Quarter                2 3/8    1 5/8
     Two months ended June      2 1/8    1 3/8

     FISCAL 1996                HIGH     LOW

     1st Quarter                2 15/16  1 5/8
     2nd Quarter                2 1/2    1 9/16
     3rd Quarter                3 1/2    2 5/16
     4th Quarter                3 1/8    2 5/16


  As of June 29, 1997, the Company had approximately 2,800 beneficial shareholders of record.

  The Company has not paid cash dividends on its Common Stock in the three most recent fiscal years. The Company currently intends to follow a policy of retaining earnings, if any, to provide funds for the operation and expansion of its business. The Company's existing loan agreements prohibit the payment of cash dividends as well as the issuance of additional shares of any class of capital stock. Future dividends, if any, will be determined by the Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. See Notes 3 and 6 to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

  The selected financial data shown below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein and the Consolidated Financial Statements in Item 8 hereof and the related notes thereto.

SUNBELT NURSERY GROUP, INC.
(in thousands, except per share data)




                                             Twelve        Five        Five
                                             months       months      months
                             Year ended      ended        ended       ended      Year ended   Year ended   Year ended   Year ended
                              June 29,      June 30,     June 30,    July 2,    January 28,   January 29,  January 30,  January 31,
                                1997          1996         1996        1995         1996         1995         1994         1993
-----------------------------------------------------------------------------------------------------------------------------------

Summary of Operations
  Net sales                     $95,773      $125,176      $69,660     $74,142     $129,658     $138,565     $146,034     $138,601
  Gross profit                   41,454        48,683       29,210      32,321       51,794       59,997       63,420       61,149
  Income (loss)before
   provision for income
   taxes and cumulative
   effect of change in
   accounting principle (a)      (5,603)      (28,735)       3,140       6,696      (25,178)      (5,031)      (8,159)      (7,972)
  Income (loss) before
   cumulative effect of
   change in accounting
   principle (a)                 (5,603)      (28,735)       3,140       6,696      (25,178)      (5,031)      (8,372)      (7,242)
  Net income (loss)              (5,603)      (28,735)       3,140       6,696      (25,178)      (5,031)      (8,738)      (7,242)
  Net income (loss) per
   share before cumulative
   effect of change in
   accounting principle (a)       (0.66)        (3.38)        0.37        0.79        (2.96)       (0.59)       (0.99)       (0.85)
  Net income (loss) per
   share                          (0.66)        (3.38)        0.37        0.79        (2.96)       (0.59)       (1.03)       (0.85)

Financial Position

   Inventories                   14,088        18,847       18,847      27,628       25,595       27,020       29,295       28,686
   Net property and
    equipment                     4,579        10,708       10,708      35,171       11,731       36,199       38,715       22,364
   Total assets                  21,597        33,998       33,998      88,560       40,675       87,357       95,229       77,253
   Long-term debt and
    capital lease
    obligations                   1,366         3,037        3,037      24,191       11,473       32,857        7,135        1,168
   Shareholders' equity
    (deficit)                    (2,402)        3,176        3,176      31,913           36       25,214       30,262       39,000

Other Information
   Depreciation and
    amortization                  2,406         3,358        1,188       1,715        3,885        4,595        4,459        4,010
   Capital expenditures         $   259      $    341      $   187     $   215     $    369     $    798     $  3,382     $ 11,333
   Weighted average shares
    outstanding                   8,500         8,500        8,500       8,500        8,500        8,496        8,480        8,480
   Number of retail stores           65            80           80          90           88           92           93          102



(a) The adjustment to adopt FAS 109, "Accounting for Income Taxes" aggregated a charge of $366,000 which was reflected in fiscal year 1994 income as a cumulative effect of change in accounting principle. The cumulative effect primarily represents the effect of providing a valuation allowance for all net tax assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

  With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, weather conditions in the Company's market areas, interest rate fluctuations, product demand, competitors merchandise mix, service and pricing, availability of merchandise, the regulatory and trade environment, real estate market fluctuations and other risks indicated in filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

-----------------------------------------------------------------------------
COMPARISON OF FISCAL 1997 WITH THE TWELVE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

  During fiscal 1997 the Company sustained a net loss of $5.6 million, or $0.66 per share. This compares to a $28.7 million loss, or $3.38 per share for the twelve months ended June 30, 1996. The loss in fiscal 1997 is comprised of a loss from operations of $4.3 million, exclusive of the gain on revaluing the Pier 1 Earn-out Claim, as discussed in "Liquidity and Capital Resources", and of writedown of assets in compliance with FAS 121, as compared to an operating loss of $8.2 million, also exclusive of asset impairments and the write-off of goodwill, for the twelve months ended June 30, 1996. The reduction in net loss from operations from $8.2 million for the twelve months ended June 30, 1996 to $4.3 million for fiscal 1997 is attributed to improved gross profit margins and reduced corporate overhead. These improvements have been offset by sales declines due to a competitive market place and wet spring weather in Texas.

  Net sales in fiscal 1997 declined by 23.5% from the twelve months ended June 30, 1996 attributable to store closings. Comparative store sales decreased by 12.2%. The Company endured inclement weather throughout Texas, most prominently in Houston, and competitors with substantially more financial resources continue to expand in the Company's market areas.

  Gross profit as a percentage of sales increased by 4.4% to 43.3% for fiscal 1997 compared to 38.9% for the twelve months ended June 30, 1996. The Company focused on controlling product markdowns and throwaways, has introduced new product strategies that improved the Company's gross profit margins and controlled inventories during the off-season thus avoiding additional product markdowns to move inventory.

  The Company adopted FAS 121 for the year ended January 28, 1996 ("Fiscal 1996"), which requires that long-lived assets held and used by an entity, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. The Company booked a pre-tax impairment of $2.4 million during fiscal 1997 for its property and equipment, compared to $1.3 million for the twelve months ended June 30, 1996. In addition, the Company determined that the future recoverability of its goodwill was in doubt and recognized an impairment of approximately $19.2 million for the twelve months ended June 30, 1996.

  General, administrative and selling expenses decreased by 20% to $41.8 million during fiscal 1997 as compared to $52.3 million in the twelve months ended June 30, 1996. The Company attributes the reduction primarily to reduced costs due to store closures along with reductions to store labor and corporate overhead during the period, partially offset by an increase in minimum wage rates. The increase in minimum wage rates is primarily the reason general, administrative and selling expenses as a percentage of sales increased from 41.7% for the twelve months ended June 30, 1996 to 43.7% for fiscal 1997. The Company continues to identify potential cost reductions in all areas, as discussed in "Liquidity and Capital Resources".

  Depreciation and amortization decreased by $1.0 million and interest expense decreased by $0.4 million for fiscal 1997. These reductions primarily relate to effects of store closings and the restructuring of the thirteen subleases with Pier 1 Imports.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

  No provision for income taxes has been recognized for fiscal 1997. The Company's tax loss carryforward includes approximately $17.7 million and $14.0 million of regular tax losses and alternative minimum tax losses, respectively, available for carryforward which will expire from fiscal 2008 through fiscal 2012 if not utilized. The Internal Revenue Code imposes certain restrictions on the utilization of net operating loss carryforwards following a change in control of the Company. "Change of control" is defined by complex regulations. There may be restrictions on the future utilization of the Company's net operating loss carryforwards.

--------------------------------------------------------------------------------
COMPARISON OF FIVE MONTHS ENDED JUNE 30, 1996 WITH FIVE MONTHS ENDED
JULY 2, 1995
--------------------------------------------------------------------------------

  During the five months ended June 30, 1996 ("Transition Period"), the Company generated net income of $3.1 million compared to net income of $6.7 million for the five months ended July 2, 1995, a decrease of $3.6 million. The decrease is primarily attributable to lower sales and gross margins during the five month period. Sales during this period were down 6.0% which accounted for approximately $2.0 million of the net income decrease. Decrease in gross profit during the period accounted for an additional $1.2 million in net income decrease. Reductions in depreciation and interest expense of $1.6 million were offset by an increase of $2.0 million in general, administrative and selling expenses.

  Net sales decreased by 6.0% to $70.0 million for the five months ended June 30, 1996, from $74.1 million for the same period in the prior year. The decrease is attributable to increased competition and the Company's operating changes, including reductions in inventory and staff, at the store level.

  Gross profit, as a percentage of sales, decreased from 43.6% to 41.9% for the five months ended July 2, 1995 and June 30, 1996, respectively. The reduction is substantially due to the recording of physical inventory losses at the growing operations and a lower of cost or market adjustment on current live product. The lower of cost or market writedown was primarily due to rationalization of inventory due to store closures and implementation of new inventory procedures to reduce inventory in the off-season.

  General, administrative and selling expenses for the Transition Period increased by 8.7% to $24.4 million compared to $22.4 million for the five months ended July 2, 1995. The increases are substantially due to the recording of $1.5 million for non-cancelable future lease payments and other related store closing costs associated with ten stores closed during the period.

--------------------------------------------------------------------------------
COMPARISON OF FISCAL 1996 WITH 1995
--------------------------------------------------------------------------------

  During fiscal 1996, the Company sustained a net loss of $25.2 million, or $2.96 per share. The loss is comprised of a loss from operations of $4.6 million, exclusive of a writedown of assets related to the adoption of FAS No. 121 of approximately $1.3 million and the write-off of goodwill of approximately $19.2 million. The Company attributes the loss from operations, exclusive of the asset impairments, of $4.6 million to a reduction in sales due to inclement weather during spring as well as hot weather in late summer. The decrease in sales and margins was partially offset by savings in general, administrative and selling expenses resulting from controlled reductions in cash outlays.

  Net sales in fiscal 1996 declined by 6.4% from fiscal 1995 levels. Comparable store sales decreased by 6.1%. Inclement spring weather with rain promoted current plant growth rather than the replacement growth that the customers would purchase from the Company. Hot weather during the summer months discouraged yard activities, except for minimal maintenance, in most of the Company's markets. The decline in spring sales was not recoverable in later months, which is typical in the nursery and garden industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

  Gross profit as a percentage of sales declined by 3.4% to 39.9% for fiscal 1996 compared to 43.3% for fiscal 1995. During fiscal 1996 the Company lowered prices on certain core products to remain competitive in the market. In addition, prices were lowered in late summer and fall in an effort to reduce inventories that were higher than budgeted due to the decline in sales experienced during spring and early summer.

  The Company periodically reviews goodwill to assess recoverability. The Company continues to experience intense competition and operating losses (see
Note 3 for a further discussion of these factors). In addition, the Company's sales for the first quarter of fiscal 1997 were below budget. As a result, during the fourth quarter of fiscal 1996 the Company reviewed the valuation of goodwill and concluded that its future recoverability was in doubt and recognized an impairment of the remaining balance of goodwill of approximately $19.2 million, which is reflected as Impairment of Goodwill and Long-Lived Assets in the accompanying consolidated statement of operations.

  In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995, although early adoption is allowed. As such, the Company elected to adopt FAS 121 for the year ended January 28, 1996, which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

  Upon adoption, the Company reviewed its long-lived assets on a store-by-store basis, which represents the Company's lowest level of identifiable cash flows, and recorded an initial pre-tax impairment loss of approximately $1.3 million to conform with this statement. The Company will review its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

  General, administrative and selling expenses decreased by 12.3% to $50.5 million during fiscal 1996 as compared to $57.6 million during fiscal 1995. The Company attributes the reduction primarily to a reduction in store and corporate labor, vendor participation in advertising, and reductions in store and corporate expenses. Management continues to identify areas of cost savings, however, further reductions in SG&A will prove more difficult to achieve as the Company strives to balance cost savings and still deliver quality service to its guests.

  Depreciation and amortization decreased by $0.7 million and interest expense declined by $0.6 million. These reductions primarily relate to the restructuring of the thirteen subleases with Pier 1 Imports.

  No provision for income taxes was recognized for fiscal 1996. The Company's tax loss carryforward includes approximately $19.4 million and $15.9 million of regular tax losses and alternative minimum tax losses, respectively, available for carryforward which will expire from fiscal 2008 through fiscal 2011 if not utilized. The Internal Revenue Code imposes certain restrictions on the utilization of net operating loss carryforwards following a change in control of the Company. "Change of control" is defined by complex regulations. There may be restrictions on the future utilization of the Company's net operating loss carryforwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

--------------------------------------------------------------------------------
SEASONALITY AND QUARTERLY INFORMATION
--------------------------------------------------------------------------------

  The Company experiences a substantial part of its sales volume during the fourth quarter of each fiscal year, similar to the seasonal pattern experienced by most lawn and garden product retailers. The fourth quarter accounted for approximately 33.1% of the Company's annual revenues for fiscal 1997. All of the Company's operating profits, if any, are realized in the Christmas selling season and the last six months of the fiscal year.

  The following tables present selected unaudited quarterly financial information for the fiscal year ended June 29, 1997, the first quarter of the Transition Period and the fiscal year ended January 28, 1996 (in thousands, except per share amounts):

                                   FISCAL 1997
                                   -----------

                               SEPTEMBER 29,   DECEMBER 29,   MARCH 30,   JUNE 29,
                                    1996           1996          1997       1997
                                    ----           ----          ----       ----

Net sales                            $18,243        $23,412     $22,433    $31,685
Gross profit                           7,146          9,853      10,280     14,175
Net income (loss)                     (2,760)        (2,066)     (1,609)       832
Net income (loss) per share          $ (0.32)       $ (0.24)    $ (0.19)   $  0.10
Weighted average shares
   outstanding                         8,500          8,500       8,500      8,500

  The fourth quarter of fiscal 1997 includes a $1.0 million gain on the revaluation of the Pier 1 Earn-out Claim as discussed in "Liquidity and Capital Resources" offset by impairment expenses of $2.4 million related to the impairment of long-lived assets and a $603,000 increase in the reserve for store closings.





                              TRANSITION PERIOD
                              -----------------

                                    APRIL 28,
                                      1996
                                      ----
Net sales                            $43,879
Gross profit                          19,686
Net income                             4,491
Net income per share                 $  0.53
Weighted average shares
   outstanding                         8,500


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

                                                 FISCAL 1996
                                                 -----------

                                APRIL 30,  JULY 30,   OCTOBER 29,   JANUARY 28,
                                  1995      1995          1995          1996
                                  ----      ----          ----          ----
Net sales                        $46,634   $34,921       $23,374      $ 24,729
Gross profit                      21,146    13,902         8,687         8,059
Net income (loss)                  5,428      (129)       (4,017)      (26,460)
Net income (loss) per share      $  0.64   $ (0.02)      $ (0.47)     $  (3.11)
Weighted average shares
   outstanding                     8,500     8,500         8,500         8,500


  During the fourth quarter of fiscal 1996 the Company recognized impairment expense of $19.2 million associated with the charge-off of goodwill and $1.3 million related to long-lived assets to reflect the adoption of FAS No. 121, and the writedown of inventories of $0.4 million related to certain products at the growing grounds.


--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

  During fiscal 1997, $1.5 million cash was provided by operations. The cash provided by operations was due primarily to a decrease in inventories of $4.3 million, which offset the operating loss (net of depreciation, amortization and impairment expenses). Investing activities, consisting primarily of the sale of property and equipment, provided $1.2 million in cash. Approximately $3.0 million was used for financing activities during fiscal 1997 primarily for the purpose of paying down $4.2 million on an asset based revolving loan from a bank and the payment of capital lease obligations. This was partially offset by the establishment of letters of credit of $1.2 million for insurance purposes and the purchase of seasonal merchandise.

  The Company's minimum lease commitments at June 29, 1997, through the expiration of their existing terms, are $24.6 million. These commitments are expected to be funded from cash flow from operations.

  The Company entered into a Loan and Security Agreement for a $12.0 million revolving credit facility with a bank (the "Bank") on October 14, 1994. The proceeds of this credit facility, along with cash on hand, were used to retire the indebtedness approximating $11.6 million owed pursuant to that certain credit facilities agreement dated April 28, 1993 between the Company and Pier 1 Imports. This revolving credit facility matures October 14, 1997 and the Bank has not indicated its intention to extend the maturity date. As of June 29, 1997, indebtedness owed pursuant to this revolving credit facility approximated $2.7 million. As such, the outstanding balance at June 29, 1997 has been classified as current in the accompanying June 29, 1997 consolidated balance sheet. Management is seeking the most appropriate alternative financing source based upon the Company's financial results, financial condition and the lending environment; however, there can be no assurance that the Company's efforts will be successful. If the Company is unable to obtain an alternative source of financing and the Bank does not extend the maturity date of the outstanding debt, the Company would take whatever actions necessary to preserve shareholders' capital.

  Management expects to finance capital expenditures during the upcoming year, which are limited to $1.2 million by debt covenants under its current revolving line of credit agreement, with cash provided by operations, lease financing, and cash on hand. As mentioned previously, management is seeking to obtain alternative financing; however, there are no assurances that management's efforts will be successful. In addition, it is not known what limitations would be placed on the Company's capital expenditures by alternative financing, if any.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

  Effective as of July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement"). The Agreement of Settlement provided for six-month lease terms that initially ended on December 31, 1995. The leases were renewable at Pier 1 Imports' option in six-month intervals through June 30, 1998, after which the Company would have to consent to any further extensions. Under the Agreement of Settlement, the Company was released from any obligation to purchase any of the Pier 1 properties. As of June 29, 1997, the Company was no longer obligated to Pier 1 Imports under these subleases as the properties had been sold to third parties, closed or Pier 1 Imports did not exercise their option to renew the lease term for an additional six months and thus the Company vacated the properties. As Pier 1 Imports did not exercise their option to renew the lease term on certain of these subleases the Company has no future minimum lease obligations associated with these properties as of June 29, 1997.

  The Agreement of Settlement fixed a claim against the Company in favor of Pier 1 Imports in the amount of $14.7 million comprised of two components -- an earn-out claim for $8.0 million (the "Earn-out Claim") and the remaining portion of the claim (the "Residual Claim"). The Earn-out Claim is evidenced by a promissory note. The Residual Claim is a contingent, non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. Both the Earn-out Claim and the Residual Claim are secured up to a $6.0 million maximum by substantially all of the Company's assets, subordinate to the rights of the Bank. Debt service obligations with respect to the Earn-out Claim are determined by a formula indexed to and contingent upon future operating cash flows of the Company, as described below. To the extent the formula requires debt service payments, they are to be made in annual installments, beginning May 10, 1996. Each annual payment ("Cash Flow Payment"), if any, will be in an amount equal to the sum of 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million. Operating cash flow is based upon the Company's prior fiscal year results and is calculated in accordance with the Agreement of Settlement. The obligation to make debt service payments that are measured based on cash flow are also subject to certain maximum and minimum limitations on debt service coverage, EBITDA, availability of borrowings pursuant to revolving credit facilities, accounts payable levels and accrued liability levels. Any Cash Flow Payment not payable due to the limitations listed above accrues and becomes payable the following May 10th. However, such payments remain subject to certain maximum and minimum limitations, as discussed above. The Earn-out Claim could have been fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Earn-out Claim bears interest only in the event a formula-based required debt service payment becomes delinquent. During any such interest-bearing period, interest shall accrue as follows: (i) 18% per annum on the amount of Cash Flow Payment not otherwise paid and (ii) 10% per annum on the aggregate amount of unpaid Earn-out Claim less the aggregate unpaid Cash Flow Payments. Any accrued interest is payable out of subsequent Cash Flow Payments. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1 Imports, of the subleases and other leases guaranteed by Pier 1 Imports.

  To reflect the Agreement of Settlement (i) property and equipment, representing previously capitalized leases with a net book value of $20.5 million was removed from the Company's consolidated balance sheet; (ii) the related capitalized lease obligation of $22.8 million due Pier 1 Imports was removed from the consolidated balance sheet and; (iii) the fair value of the indexed Earn-out Claim for the settlement obligation to Pier 1 Imports of $2.0 million, representing the optional payment the Company initially believed it had the ability and intention to make on May 1, 1996 to satisfy the Earn-out Claim in full was recognized during fiscal 1996. The resulting difference of $213,000 was reported as a deferred gain which will be recognized once all obligations to Pier 1 have been settled or transferred to the recorded Earn-out Claim obligation to account for any increases in the contingent payment obligation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

  The Company was unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. Due to covenants in the Loan Agreement the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result of the Company's inability to make this prepayment, the estimated $2.0 million present value of the Earn-out Claim was recorded as a long-term liability in the accompanying consolidated balance sheets.

  On January 31, 1997, the Company and Pier 1 agreed to proposed modifications to the terms of the Agreement of Settlement (the "Note Modification Agreement") which provided the Company with the opportunity to modify the terms of the existing $8.0 million Earn-out Claim for total consideration of $2.0 million, which was comprised of $200,000 in cash payable on March 3, 1997 and $1.8 million in notes. Certain terms of the Note Modification Agreement were not fulfilled and as a result the Earn-out Claim and Agreement of Settlement remain unmodified and in full force and effect.

  As of June 29, 1997, the Company remains unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. In addition, the Company estimates that it will not be able to meet these requirements in the near future. As such, the Company reviewed its assumptions used in estimating the present value of future cash flow payments to Pier 1 to satisfy the Earn-out Claim and determined that the estimated present value at June 29, 1997 approximates $1.0 million. Thus, the estimated $1.0 million present value of the Earn-out Claim is recorded as a long-term liability in the accompanying consolidated balance sheet at June 29, 1997. In addition a $1.0 million gain on the revaluation of the Pier 1 Earn-out Claim is recognized in the fiscal 1997 consolidated statement of operations.

OPERATING LOSSES

  The Company has operating losses for the fiscal years ended June 29, 1997, January 28, 1996 and January 29, 1995. In addition, at June 29, 1997, the Company has a working capital deficit and a net capital deficiency and the Company's revolving line of credit matures October 14, 1997 and the Bank has not indicated its intention to extend the maturity date of the revolving line of credit. All of the above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the five months ended June 30, 1996 and fiscal 1997, management has addressed these issues as well as others in an attempt to return the Company to profitability. These actions included the following:

        .  Accelerating the closing of underperforming stores;

        .  Continuing emphasis on improving gross margins;

        . Entertaining negotiations with numerous landlords to achieve lower store occupancy costs;

        . Introducing changes in product mix, new philosophies on product set and display, improving product quality and pricing, and use and timing of advertising mediums;

        . Implementing reductions in store operating expenses, including payroll, by reorganizing store management and by modification of the Company's bonus program;

        . Identifying further reductions of general and administrative expenses; and,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

        . Seeking the most appropriate alternative financing sources based upon the Company's financial results, financial condition, and the lending environment; however, there can be no assurance that the Company will be able to obtain alternative financing.

  Management has taken certain additional actions that will be applicable to future periods in an effort to increase sales, improve the Company's liquidity and return the Company to profitability. These actions include, but are not limited to, the following:

  . Negotiations to further reduce or redefine lease and long-term debt agreements;

  . Comprehensive training programs designed to promote consistent execution at the store level and, specifically, to ensure that excellent guest service is achieved by all associates, through video-taped instructions, store and district manager training sessions, and cashier and key personnel training;

  . Enhanced vigilance to maintain product quality standards with a heavy emphasis on rejecting inferior products at the loading dock;

  . Implementing an inventory control philosophy of maintaining increasingly lower inventory levels for stock replenishment as the spring season ends which will (a) decrease the use of markdowns and increase margins, and (b) make funds available which previously had been assigned to inventory in the off-seasons;

  . Review of all advertising items to eliminate unnecessary or non-impact price reductions;

  . Elimination of corporate staff resulting from decentralization of key functions such as merchandising and advertising; and,

  . Continued review of underperforming stores and analysis of potential new store locations, if new funding sources can be successfully identified.

  Management expects these plans to improve cash flow and return the Company to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs and preserve capital.


NEW ACCOUNTING STANDARDS

  In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective January 29, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company continues to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25. The pro forma effect of applying the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

fair value based method of accounting for stock-based compensation as described in FAS 123 on the net income (loss) and net income (loss) per share for fiscal 1997, the five months ended June 30, 1996 and fiscal 1996, as applicable, has been disclosed.

  In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share". This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all dilutive potential common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt this statement in the second quarter ending December 31, 1997 at which time all prior period EPS data presented will be restated to conform with the provisions of this statement. Such adoption will have no impact on the Company's presentation of earnings per share as basic and diluted EPS computed pursuant to FAS 128 will not differ from the net income
(loss) per share as presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------


                          Sunbelt Nursery Group, Inc.
                        Index to Consolidated Financial
                           Statements and Schedules


                                                                            Page
                                                                            ----

Report of Independent Accountants..........................................  18

Consolidated Balance Sheets at June 29, 1997, June 30, 1996, and
January 28, 1996...........................................................  19

Consolidated Statements of Operations for the Year ended June 29,
1997, the Five Months ended June 30, 1996, and the Years ended
January 28, 1996 and January 29, 1995......................................  20

Consolidated Statements of Changes in Shareholders' Equity for
the Year ended June 29, 1997, the Five Months ended June 30,
1996, and the Years ended January 28, 1996 and January 29, 1995............  21

Consolidated Statements of Cash Flows for the Year ended June 29,
1997, the Five Months ended June 30, 1996, and the Years ended
January 28, 1996 and January 29, 1995......................................  22

Notes to Consolidated Financial Statements.................................  23

Financial Statement Schedules:

  All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Sunbelt Nursery Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sunbelt Nursery Group, Inc. and its subsidiaries (the "Company") at June 29, 1997, June 30, 1996 and January 28, 1996 and the results of their operations and their cash flows for the year ended June 29, 1997, the five months ended June 30, 1996 and the years ended January 28, 1996 and January 29, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring operating losses, has a working capital deficit and net capital deficiency at June 29, 1997, the Company's revolving line of credit matures on October 14, 1997 and the bank has not indicated its intention to extend the maturity date of the revolving line of credit, all of which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1996.



PRICE WATERHOUSE LLP
Fort Worth, Texas
October 3, 1997

                           SUNBELT NURSERY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                            JUNE 29,              June 30,           January 28,
                                                                              1997                  1996                 1996
                                                                         ----------------      ---------------      ---------------

ASSETS
------
Current assets:
  Cash and cash equivalents                                                      $ 1,838              $ 2,058              $ 1,140
  Cash - restricted                                                                  154                1,352                1,006
  Accounts receivable, net                                                           261                  577                  310
  Inventories                                                                     14,088               18,847               25,595
  Other current assets                                                               611                  281                  672
                                                                         ---------------       --------------       --------------
    Total current assets                                                          16,952               23,115               28,723
                                                                         ---------------       --------------       --------------

Property and equipment, at cost                                                   22,426               27,189               27,951
Less accumulated depreciation                                                     17,847               16,481               16,220
                                                                         ---------------       --------------       --------------
Net property and equipment                                                         4,579               10,708               11,731

Other assets                                                                          66                  175                  221
                                                                         ---------------       --------------       --------------

     Total assets                                                                $21,597              $33,998              $40,675
                                                                         ===============       ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
  Accounts payable                                                               $11,098              $11,699              $21,676
  Accrued compensation                                                             1,473                1,846                1,669
  Current portion of long-term debt and capital leases                             3,190                6,863                  658
  Other current liabilities                                                        5,063                5,637                4,194
                                                                         ---------------       --------------       --------------
    Total current liabilities                                                     20,824               26,045               28,197

Long-term debt and capital leases                                                  1,366                3,037               11,473
Reserve for store closings                                                           543                  102                  336
Other long-term liabilities                                                        1,266                1,638                  633
                                                                         ---------------       --------------       --------------
     Total liabilities                                                            23,999               30,822               40,639
                                                                         ---------------       --------------       --------------


Shareholders' equity (deficit):
  Common stock,  $.01  par value,  25,000,000 shares
    authorized,  8,500,000  issued and outstanding                                    85                   85                   85
  Additional paid-in capital                                                      45,151               45,151               45,151
  Accumulated deficit                                                            (47,613)             (42,010)             (45,150)
  Subscriptions receivable from officer                                              (25)                 (50)                 (50)
                                                                         ---------------       --------------       --------------
    Total shareholders' equity (deficit)                                          (2,402)               3,176                   36
Commitments and contingencies (Notes 3, 6, 7 and 13)

                                                                         ---------------       --------------       --------------
Total liabilities and shareholders' equity (deficit)                             $21,597              $33,998              $40,675
                                                                         ===============       ==============       ==============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         SUNBELT NURSERY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                Five-Month
                                                             YEAR ENDED        Period Ended         Year Ended         Year Ended
                                                              JUNE 29,            June 30,          January 28,        January 29,
                                                               1997                1996               1996                1995
                                                          ---------------    ----------------   ----------------    ---------------


Net sales                                                        $95,773             $69,660           $129,658           $138,565
Cost of goods sold                                                54,319              40,450             77,864             78,568
                                                          --------------     ---------------    ---------------     --------------
   Gross profit                                                   41,454              29,210             51,794             59,997

General, administrative
  and selling expense                                             41,847              24,411             50,522             57,591
Depreciation and amortization                                      2,406               1,188              3,885              4,595
Impairment of goodwill and long-lived assets                       2,351                   -             20,537                  -
Gain on revaluation of Pier 1 Earn-out Claim                      (1,000)                  -                  -                  -
Interest and other income                                            (98)                (25)              (173)              (189)
Interest expense                                                     948                 496              2,394              3,031
Provision for store closings                                         603                   -               (193)                 -
                                                          --------------     ---------------    ---------------     --------------

Income (loss) before provision for income taxes                   (5,603)              3,140            (25,178)            (5,031)
Provision for income taxes                                             -                   -                  -                  -
                                                          --------------     ---------------    ---------------     --------------

Net income (loss)                                                $(5,603)            $ 3,140           $(25,178)          $ (5,031)
                                                          ==============     ===============    ===============     ==============





Net income (loss) per share                                      $ (0.66)            $  0.37           $  (2.96)          $  (0.59)
                                                          ==============     ===============    ===============     ==============



                   The accompanying notes are an integral part of these consolidated finacial statements.

                           SUNBELT NURSERY GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)





                                                                               ADDITIONAL
                                                COMMON        TREASURY           PAID-IN         ACCUMULATED     SUBSCRIPTIONS
                                                 STOCK          STOCK            CAPITAL           DEFICIT        RECEIVABLE
                                              ------------  --------------    --------------   ----------------  --------------

BALANCE AT JANUARY 30, 1994                           $85           $   -           $45,118           $(14,941)          $   -
  Issuance of stock - 20,000 shares                     -               -                55                  -               -
  Treasury stock purchases - 38,000 shares              -             (96)                -                  -               -
  Exercise of employee stock options - 38,000
   shares                                               -              96               (22)                 -             (50)
  Net loss                                              -               -                 -             (5,031)              -
                                              -----------   -------------     -------------    ---------------   -------------
BALANCE AT JANUARY 29, 1995                            85               -            45,151            (19,972)            (50)
  Net loss                                              -               -                 -            (25,178)              -
                                              -----------   -------------     -------------    ---------------   -------------
BALANCE AT JANUARY 28, 1996                            85               -            45,151            (45,150)            (50)
  Net income                                            -               -                 -              3,140               -
                                              -----------   -------------     -------------    ---------------   -------------
BALANCE AT JUNE 30, 1996                               85               -            45,151            (42,010)            (50)
  Net loss                                              -               -                 -             (5,603)
  Reduction of subscription receivable                  -               -                 -                  -              25
                                              -----------   -------------     -------------    ---------------   -------------
BALANCE AT JUNE 29, 1997                              $85           $   -           $45,151           $(47,613)          $ (25)
                                              ===========   =============     =============    ===============   =============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           SUNBELT NURSERY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Five-Month
                                                                  YEAR ENDED      Period Ended       Year Ended       Year Ended
                                                                   JUNE 29,         June 30,         January 28,      January 29,
                                                                     1997             1996              1996             1995
                                                                 --------------   --------------    --------------   --------------

OPERATING ACTIVITIES:
Net income(loss)                                                       $(5,603)          $3,140          $(25,178)         $(5,031)
Adjustments to reconcile net income (loss) to
 cash provided by operating activities:
   Depreciation and amortization                                         2,406            1,188             3,885            4,595
   (Gain) loss on sale of fixed assets                                     315             (153)             (156)             (51)
   Gain on revaluation of Pier 1 Earn-out Claim                         (1,000)               -                 -                -
   Provisions for (reversal of) store closing reserve                      603                -              (193)               -
   Payment of store closing costs included
       in provision for store closings                                    (222)            (234)             (785)            (763)
    Impairment  of goodwill and long-lived assets                        2,351                -            20,537                -
Changes in operating assets and liabilities:
   Inventories                                                           4,250            6,748             1,425            2,240
   Accounts receivable and other assets                                    279               28              (349)             416
   Accounts payable                                                       (601)          (9,977)            2,247            1,630
   Accrued compensation                                                   (373)             177              (815)            (220)
   Other liabilities                                                      (879)           2,476              (326)            (651)
                                                                 -------------    -------------     -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,526            3,393               292            2,165
                                                                 -------------    -------------     -------------    -------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                        (259)            (187)             (369)            (798)
Proceeds from sale of property and equipment                             1,481              378             1,252               13
                                                                 -------------    -------------     -------------    -------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                     1,222              191               883             (785)
                                                                 -------------    -------------     -------------    -------------

FINANCING ACTIVITIES:
Borrowings under revolving credit facility                             102,305           72,704                 -              100
Repayments on revolving credit facility                               (105,921)         (74,728)                -           (2,000)
Repayments of notes payable                                                  -                -                 -           (9,600)
Additions to long-term debt and capital leases                               -                -           140,655           41,513
Principal payments on long-term debt, including
   notes payable and capital lease obligations                            (575)            (296)         (141,682)         (33,668)
Purchase of treasury stock                                                   -                -                 -              (96)
Exercise of employee stock options                                           -                -                 -               24
Reduction in subscription receivable                                        25                -                 -                -
Restricted cash for outstanding letters of credit                        1,198             (346)             (295)            (711)
Debt issuance costs                                                          -                -                 -             (329)
                                                                 -------------    -------------     -------------    -------------
NET CASH USED FOR FINANCING ACTIVITIES                                  (2,968)          (2,666)           (1,322)          (4,767)
                                                                 -------------    -------------     -------------    -------------

Increase (decrease) in cash and cash equivalents                          (220)             918              (147)          (3,387)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,058            1,140             1,287            4,674
                                                                 -------------    -------------     -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,838           $2,058           $ 1,140          $ 1,287
                                                                 =============    =============     =============    =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION
-----------------------------------------------

  Sunbelt Nursery Group, Inc. ("Sunbelt" or the "Company") is a specialty retailer of nursery and garden products operating under three prominent retail trade names: Wolfe Nursery in Texas, Nurseryland Garden Centers in California and Tip Top Nurseries in Arizona. No single customer accounts for more than 10% of sales. Prior to October 1, 1990, Intermark, Inc. ("Intermark") owned a 50.4% interest in the Company and also owned a controlling interest in Pier 1 Imports, Inc. ("Pier 1 Imports"). Intermark subsequently disposed of its entire interest in Pier 1 Imports. Effective October 1, 1990, Pier 1 Imports acquired Intermark's interest in the Company and commenced a tender offer for the remaining shares, which was consummated effective November 30, 1990, at which time Pier 1 Imports became the sole shareholder of the Company.

  In October 1991, the Company completed the sale of 3,680,000 shares of newly issued common stock in a public offering. Subsequent to the sale, Pier 1 Imports' ownership approximated 56.6%. Net proceeds of the offering approximated $28.1 million, of which $18.1 million was utilized to pay a dividend to Pier 1 Imports.

  In February 1992, Pier 1 Imports sold 600,000 shares of common stock which reduced Pier 1 Imports' ownership in the Company to 49.5%. Effective April 28, 1993, Pier 1 Imports sold its remaining 4,200,000 shares of common stock to General Host Corporation ("General Host") in exchange for 1,940,000 shares of General Host common stock.

  On October 19, 1994, General Host sold its 4,200,000 shares of Sunbelt's common stock to Timothy R. Duoos ("Mr. Duoos") giving Mr. Duoos a 49.4% ownership interest in Sunbelt.

  On June 20, 1997, Mr. Duoos sold 1,000,000 shares of common stock to a director of the Company, which reduced his ownership interest to 37.7%.


NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES
----------------------------------------

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

REVENUE RECOGNITION - The Company recognizes revenue when the customer takes possession of merchandise.

CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES - Inventories are comprised primarily of finished merchandise and are stated at the lower of average cost or market, average cost being determined on the retail inventory method.

PROPERTY AND EQUIPMENT - Property and equipment, including renewals and improvements which extend the life of existing properties, are capitalized at cost and depreciated using the straight-line method over estimated useful lives or lease terms, if shorter. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation and amortization are removed from the accounts and any resultant gain or loss, after taking into consideration proceeds from sale, is credited or charged to income.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.

ADVERTISING - The Company expenses all advertising costs in the period in which the costs are incurred. Total advertising expenditures approximated $3,647,000, $2,291,000, $4,526,000 and $6,007,000 for fiscal 1997, the five months ended
June 30, 1996 and fiscal 1996 and 1995, respectively.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share are computed on the weighted average number of shares plus common stock equivalents outstanding during the period if dilutive. For all periods the average number of shares outstanding approximated 8,500,000.

  In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share". This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all dilutive potential common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt this statement in the second quarter ending December 31, 1997 at which time all prior period EPS data presented will be restated to conform with the provisions of this statement. Such adoption will have no impact on the Company's presentation of earning per share as basic and diluted EPS computed pursuant to FAS 128 will not differ from the net income
(loss) per share as presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due primarily to the short-term nature of their maturities.

GOODWILL - Goodwill represents the excess purchase cost over the fair value of the net assets of businesses acquired. The Company periodically reviews goodwill to assess recoverability. The Company continues to experience intense competition and operating losses (see Note 3 for a further discussion of these factors). As a result, during the fourth quarter of fiscal 1996 the Company reviewed the valuation of goodwill and concluded that its future recoverability was in doubt and recognized an impairment of the remaining balance of goodwill of approximately $19.2 million, which is reflected as Impairment of Goodwill and Long-Lived Assets in the accompanying consolidated statements of operations.

IMPAIRMENT OF ASSETS - In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995, although early adoption is allowed. As such, the Company elected to adopt FAS 121 for the year ended January 28, 1996, which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Fair value of the related assets is determined as the present value of the expected future cash flows discounted using a rate commensurate with the risks.

  The Company reviewed its long-lived assets on a store-by-store basis, which represents the Company's lowest level of identifiable cash flows, and recorded a pre-tax impairment loss of approximately $2.4 million and $1.3 million in fiscal 1997 and 1996, respectively, to conform with this statement. The circumstances indicating that the carrying amount of the Company's assets may not be recoverable included the Company's historical trend of operating losses for the fiscal years ended June 29, 1997, January 28, 1996 and January 29, 1995. The Company will review its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

STOCK BASED COMPENSATION - In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective January 29, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees: ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company continues to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25. The pro forma effect of applying the fair value based method of accounting for stock-based compensation as described in FAS 123 on the net income (loss) and net income (loss) per share for fiscal 1997, the five months ended June 30, 1996 and fiscal 1996, as applicable, has been disclosed.

PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

NOTE 3 -- LIQUIDITY AND OPERATING LOSSES
----------------------------------------

  The Company entered into a Loan and Security Agreement for a $12.0 million revolving credit facility with a bank (the "Bank") on October 14, 1994. The proceeds of this credit facility, along with cash on hand, were used to retire the indebtedness approximating $11.6 million owed pursuant to that certain credit facilities agreement dated April 28, 1993 between the Company and Pier 1 Imports. This revolving credit facility matures October 14, 1997 and the Bank has not indicated its intention to extend the maturity date. As of June 29, 1997, indebtedness owed pursuant to this revolving credit facility approximated $2.7 million. As such, the outstanding balance at June 29, 1997 has been classified as current in the accompanying June 29, 1997 consolidated balance sheet. Management is seeking to obtain alternative financing, however, there can be no assurance that the Company's efforts will be successful. If the Company is unable to obtain an alternative source of financing and the Bank does not extend the maturity date of the outstanding debt, the Company would take whatever actions necessary to preserve shareholders' capital.

  Effective as of July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement"). The Agreement of Settlement provided for six-month lease terms that initially ended on December 31, 1995. The leases were renewable at Pier 1 Imports' option in six-month intervals through June 30, 1998, after which the Company would have to consent to any further extensions. Under the Agreement of Settlement, the Company was released from any obligation to purchase any of the Pier 1 properties. As of June 29, 1997, the Company was no longer obligated to Pier 1 Imports under these subleases as the properties had been sold to third parties, closed or Pier 1 Imports did not exercise their option to renew the lease term for an additional six months and thus the Company vacated the properties. As Pier 1 Imports did not exercise their option to renew the lease term on certain of these subleases the Company has no future minimum lease obligations associated with these properties as of June 29, 1997.

  The Agreement of Settlement fixed a claim against the Company in favor of Pier 1 Imports in the amount of $14.7 million comprised of two components -- an earn-out claim for $8.0 million (the "Earn-out Claim") and the remaining portion of the claim (the "Residual Claim"). The Earn-out Claim is evidenced by a promissory note. The Residual Claim is a contingent, non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. Both the Earn-out Claim and the Residual Claim are secured up to a $6.0 million maximum by substantially all of the Company's assets, subordinate to the rights of the Bank. Debt service obligations with respect to the Earn-out Claim are determined by a formula indexed to and contingent upon future operating cash flows of the Company, as described below. To the extent the formula requires debt service payments, they are to be made in annual installments, beginning May 10, 1996. Each annual payment ("Cash Flow Payment") will be in an amount equal to the sum of 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million. Operating cash flow is based upon the Company's prior fiscal year results and is calculated in accordance with the Agreement of Settlement. The obligation to make debt service payments that are measured based on cash flow are also subject to certain maximum and minimum limitations on debt service coverage, EBITDA, availability of borrowings pursuant to revolving credit facilities, accounts payable levels and accrued liability levels. Any Cash Flow Payment not payable due to the limitations listed above accrues and becomes payable the following May 10th. However, such payments remain subject to certain maximum and minimum limitations, as discussed above. The Earn-out Claim could have been satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Earn-out Claim bears interest only in the event a formula-based required debt service payment becomes delinquent. During any such interest-bearing period, interest shall accrue as follows: (i) 18% per annum on the amount of Cash Flow Payment not otherwise paid and (ii) 10% per annum on the aggregate amount of unpaid Earn-out Claim less the aggregate unpaid Cash Flow Payments. Any accrued interest is payable out of subsequent Cash Flow Payments. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1 Imports, of the subleases and other leases guaranteed by Pier 1 Imports.

  To reflect the Agreement of Settlement (i) property and equipment, representing previously capitalized leases with a net book value of $20.5 million was removed from the Company's consolidated balance sheet; (ii) the related capitalized lease obligation of $22.8 million due Pier 1 Imports was removed from the consolidated balance sheet and; (iii) the fair value of the indexed Earn-out Claim for the settlement obligation to Pier 1 Imports of $2.0 million, representing the optional payment the Company initially believed it had the ability and intention to make on May 1, 1996 to satisfy the Earn-out Claim in full was recognized during fiscal 1996. The resulting difference of $213,000 was reported as a deferred gain which will be recognized once all obligations to Pier 1 have been settled or transferred to the recorded Earn-out Claim obligation to account for any increases in the contingent payment obligation.

  The Company was unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. Due to covenants in the Loan Agreement the Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result of the Company's inability to make this prepayment, the estimated $2.0 million present value of the Earn-out Claim was recorded as a long-term liability in the accompanying consolidated balance sheets.

  On January 31, 1997, the Company and Pier 1 agreed to proposed modifications to the terms of the Agreement of Settlement (the "Note Modification Agreement") which provided the Company with the opportunity to modify the terms of the existing $8.0 million Earn-out Claim for total consideration of $2.0 million, which was comprised of $200,000 in cash payable on March 3, 1997 and $1.8 million in notes. Certain terms of the Note Modification Agreement were not fulfilled and as a result the Earn-out Claim and Agreement of Settlement remain unmodified and in full force and effect.

  As of June 29, 1997, the Company remains unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. In addition, the Company estimates that it will not be able to meet these requirements in the near future. As such, the Company reviewed its assumptions used in estimating the present value of future cash flow payments to Pier 1 to satisfy the Earn-out Claim and determined that the estimated present value at June 29, 1997 approximates $1.0 million. Thus, the estimated $1.0 million present value of the Earn-out Claim is recorded as a long-term liability in the accompanying consolidated balance sheet at June 29, 1997. In addition, a $1.0 million gain on the revaluation of the Pier 1 Earn-out Claim is recognized in the fiscal 1997 consolidated statement of operations.

OPERATING LOSSES

  The Company has operating losses for the fiscal years ended June 29, 1997, January 28, 1996 and January 29, 1995. In addition, at June 29, 1997, the Company has a working capital deficit and a net capital deficiency and the Company's revolving line of credit matures October 14, 1997 and the Bank has not indicated its intention to extend the maturity date of the revolving line of credit. All of the above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the five months ended June 30, 1996 and fiscal 1997, management has addressed these issues as well as others in an attempt to return the Company to profitability. These actions included the following:

        .  Accelerating the closing of underperforming stores;

        .  Continuing emphasis on improving gross margins;

        . Entertaining negotiations with numerous landlords to achieve lower store occupancy costs;

        . Introducing changes in product mix, new philosophies on product set and display, improving product quality and pricing, and use and timing of advertising mediums;

        . Implementing reductions in store operating expenses, including payroll, by reorganizing store management and by modification of the Company's bonus program;

        . Identifying further reductions of general and administrative expenses; and,

        . Seeking the most appropriate alternative financing sources based upon the Company's financial results, financial condition, and the lending environment; however, there can be no assurance that the Company will be able to obtain alternative financing.

  Management has taken certain additional actions that will be applicable to future periods in an effort to increase sales, improve the Company's liquidity and return the Company to profitability. These actions include, but are not limited to, the following:

  . Negotiations to further reduce or redefine lease and long-term debt agreements;

  . Comprehensive training programs designed to promote consistent execution at the store level and, specifically, to ensure that excellent guest service is achieved by all associates, through video-taped instructions, store and district manager training sessions, and cashier and key personnel training;

  . Enhanced vigilance to maintain product quality standards with a heavy emphasis on rejecting inferior products at the loading dock;

  . Implementing an inventory control philosophy of maintaining increasingly lower inventory levels for stock replenishment as the spring season ends which will (a) decrease the use of markdowns and increase margins, and (b) make funds available which previously had been assigned to inventory in the off-seasons;

  . Review of all advertising items to eliminate unnecessary or non-impact price reductions;

  . Elimination of corporate staff resulting from decentralization of key functions such as merchandising and advertising; and,

  . Continued review of underperforming stores and analysis of potential new store locations, if new funding sources can be successfully identified.

  Management expects these plans to improve cash flow and improve the Company's operating performance. However, there can be no assurance that such operational improvements will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs and preserve capital.

NOTE 4 -- STORE CLOSINGS AND RELOCATIONS
----------------------------------------

  During the fourth quarter of fiscal 1993, the Company decided to convert or relocate certain stores. As a result of this decision, the Company recognized a restructuring charge of $2,300,000 in the fourth quarter of fiscal 1993 which represented the estimated costs of this program. During fiscal 1997, the Company added $603,000 to the reserve primarily for six underperforming stores identified for closure. Charges to the store closing reserve consist of cash payments primarily for rent and taxes on closed stores. The reserve at June 29, 1997 of $906,000 (of which $363,000 is reported as current and $543,000 is reported as non-current in the accompanying consolidated balance sheet) is primarily related to noncancelable lease obligations of closed stores. The following table sets forth the activity in the restructuring accrual (in thousands):


     Balance at January 30, 1994            $ 2,730
        Charges during fiscal 1995           (1,135)
                                            -------

     Balance at January 29, 1995              1,595
        Charges during fiscal 1996             (785)
        Reversal of reserve                    (201)
                                            -------

     Balance at January 28, 1996                609
        Charges during transition period       (228)
                                            -------

     Balance at June 30, 1996                   381
        Charges during fiscal 1997              (78)
        Additional provision                    603
                                            -------

     Balance at June 29, 1997               $   906
                                            =======

NOTE 5 -- PROPERTY AND EQUIPMENT
--------------------------------

  Property and equipment, stated at cost, including capital leases, consisted of the following:

                                             June 29, June 30, January 28,
                                               1997     1996      1996
                                             -------  -------   -------
                                                   (in thousands)
  Buildings                                  $ 2,910  $ 3,640   $ 3,640
  Equipment, furniture and fixtures           10,438   11,952    12,014
  Leasehold interest and improvements          8,407   10,804    11,504
  Land                                           671      793       793
                                             -------  -------   -------
                                              22,426   27,189    27,951
  Less accumulated depreciation               17,847   16,481    16,220
                                             -------  -------   -------
                                             $ 4,579  $10,708   $11,731
                                             =======  =======   =======

  Pursuant to the adoption of FAS No. 121, (see Note 2) the Company recorded an adjustment that resulted in a decrease in the carrying value of property and equipment of $2.4 million and $1.3 million at June 29, 1997 and January 28, 1996, respectively, primarily relating to the stores' buildings, leasehold improvements and equipment. These adjustments are reflected as impairment of long-lived assets in the accompanying consolidated statements of operations.


NOTE 6 -- NOTES PAYABLE AND OTHER INDEBTEDNESS
----------------------------------------------

  The Company entered into a Loan and Security Agreement for a $12.0 million revolving credit facility with a bank (the "Bank") on October 14, 1994. The proceeds of this credit facility, along with cash on hand, were used to retire the indebtedness approximating $11.6 million owed pursuant to that certain credit facilities agreement dated April 28, 1993 between the Company and Pier 1 Imports.

  As of June 29, 1997, indebtedness owed pursuant to this revolving credit facility approximated $2.7 million. The revolving credit facilities' maturity date is October 14, 1997, and the Bank has not indicated its intention to extend the maturity date. As such, the outstanding balance at June 29, 1997 has been classified as current in the accompanying consolidated balance sheet.
Management is seeking to obtain alternative financing; however, there can be no assurance that the Company's efforts will be successful. If the Company is unable to obtain an alternate source of financing and the Bank does not extend the maturity date of the outstanding debt, the Company would take whatever actions necessary to preserve shareholders' capital.

  The amount that may be borrowed under the Loan Agreement is dependent upon an inventory borrowing base for each operating subsidiary determined on a monthly basis, and the aggregate principal amount outstanding may not exceed $6.0 million. The maximum facility was decreased to $6.0 million from $12.0 million in amendments dated October 24, 1996, February 11, 1997 and May 12, 1997. The borrowing base and amounts borrowed pursuant to the Loan Agreement amounted to $4.1 million and $2.7 million, respectively, at June 29, 1997. Outstanding letters of credit issued primarily to meet insurance requirements amounted to approximately $359,000 at June 29, 1997. The revolving credit facility bears interest at a rate equal to the Bank's prime or base rate plus 1.5% per annum. The interest rate at June 29, 1997 was 10%. Facility fees equal to .5% per annum of the total $6.0 million borrowing facility and 2% per annum of the outstanding face amount of letters of credit are payable under the Loan Agreement. The Loan Agreement contains covenants limiting the Company's ability to incur indebtedness, issue stock, create liens on its property, merge or consummate acquisitions, dispose of its property, incur capital expenditures greater than $1.2 million annually and pay any dividends. The Loan

Agreement also requires the Company to maintain certain financial ratios such as debt service coverage. The Loan Agreement also provides that any event of default under the agreement with Pier 1 Imports is deemed an event of default under the Loan Agreement. The Loan Agreement is secured by a first lien on substantially all of the Company's assets as well as the personal guarantee of Mr. Timothy Duoos and the common stock of the Company owned by Mr. Duoos and the President of the Company.

  The Loan Agreement provided that Mr. Duoos and the President of the Company pledge at least 50.1% of the Company's outstanding common stock to the Bank. To enable this condition to be satisfied, the Board of Directors granted options, immediately exercisable based on the closing sales price on the day of grant, to the President for 50,000 shares of Common Stock, of which he subsequently exercised 38,000 options.

  The Agreement of Settlement fixed a claim against the Company in favor of Pier 1 Imports in the amount of $14.7 million comprised of two components -- an earn-out claim for $8.0 million (the "Earn-out Claim") and the remaining portion of the claim (the "Residual Claim"). The Earn-out Claim is evidenced by a promissory note. The Residual Claim is a contingent, non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. Both the Earn-out Claim and the Residual Claim are secured up to a $6.0 million maximum by substantially all of the Company's assets, subordinate to the rights of the Bank. Debt service obligations with respect to the Earn-out Claim are determined by a formula indexed to and contingent upon future operating cash flows of the Company, as described below. To the extent the formula requires debt service payments, they are to be made in annual installments, beginning May 10, 1996. Each annual payment ("Cash Flow Payment"), if any, will be in an amount equal to the sum of 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million. Operating cash flow is based upon the Company's prior fiscal year results and is calculated in accordance with the Agreement of Settlement. The obligation to make debt service payments that are measured based on cash flow are also subject to certain maximum and minimum limitations on debt service coverage, EBITDA, availability of borrowings pursuant to revolving credit facilities, accounts payable levels and accrued liability levels. Any Cash Flow Payment not payable due to the limitations listed above accrues and becomes payable the following May 10th. However, such payments remain subject to certain maximum and minimum limitations, as discussed above. The Earn-out Claim could have been fully satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Earn-out Claim bears interest only in the event a formula-based required debt service payment becomes delinquent. During any such interest-bearing period, interest shall accrue as follows: (i) 18% per annum on the amount of Cash Flow Payment not otherwise paid and (ii) 10% per annum on the aggregate amount of unpaid Earn-out Claim less the aggregate unpaid Cash Flow Payments. Any accrued interest is payable out of subsequent Cash Flow Payments. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1 Imports, of the subleases and other leases guaranteed by Pier 1 Imports.

  To reflect the Agreement of Settlement (i) property and equipment, representing previously capitalized leases with a net book value of $20.5 million was removed from the Company's consolidated balance sheet; (ii) the related capitalized lease obligation of $22.8 million due Pier 1 Imports was removed from the consolidated balance sheet and; (iii) the fair value of the indexed Earn-out Claim for the settlement obligation to Pier 1 Imports of $2.0 million, representing the optional payment the Company initially believed it had the ability and intention to make on May 1, 1996 to satisfy the Earn-out Claim in full was recognized during fiscal 1996. The resulting difference of $213,000 was reported as a deferred gain which will be recognized once all obligations to Pier 1 have been settled or transferred to the recorded Earn-out Claim obligation to account for any increases in the contingent payment obligation.

  The Company was unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. Due to covenants in the Loan Agreement the

Company was prohibited from satisfying the Earn-out Claim with a prepayment of $2.0 million on May 1, 1996. As a result of the Company's inability to make this prepayment, the $2.0 million present value of the Earn-out Claim was recorded as a long-term liability in the accompanying consolidated balance sheets.

  On January 31, 1997, the Company and Pier 1 agreed to proposed modifications to the terms of the Agreement of Settlement (the "Note Modification Agreement") which provided the Company with the opportunity to modify the terms of the existing $8.0 million Earn-out Claim for total consideration of $2.0 million, which was comprised of $200,000 in cash payable on March 3, 1997 and $1.8 million in notes. Certain terms of the Note Modification Agreement were not fulfilled and as a result the Earn-out Claim and Agreement of Settlement remain unmodified and in full force and effect.

  As of June 29, 1997, the Company remains unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. In addition, the Company estimates that it will not be able to meet these requirements in the near future. As such, the Company reviewed its assumptions used in estimating the present value of future cash flow payments to Pier 1 to satisfy the Earn-out Claim and determined that the estimated present value at June 29, 1997 approximates $1.0 million. Thus, the estimated $1.0 million present value of the Earn-out Claim is recorded as a long-term liability in the accompanying consolidated balance sheet at June 29, 1997. In addition, a $1.0 million gain on the revaluation of the Pier 1 Earn-out Claim is recognized in the fiscal 1997 consolidated statement of operations.

  Notes payable and other long-term debt consisted of the following:

                                                   June 29,   June 30,  January 28,
                                                     1997       1996       1996
                                                   --------   --------  -----------
                                                         (in thousands)
  Notes payable under credit agreements with
    a bank due at or before maturity on
  October 14, 1997                                   $2,650     $6,266      $ 8,290
  Earn-out Claim payable to Pier 1 Imports
  from cash flow                                      1,000      2,000        2,000
  Capital lease obligations                             906      1,634        1,841
                                                     ------     ------      -------
                                                      4,556      9,900       12,131
  Less portion due within one year                    3,190      6,863          658
                                                     ------     ------      -------
                                                     $1,366     $3,037      $11,473
                                                     ======     ======      =======

  Notes payable and other long-term debt outstanding at June 29, 1997 mature as follows:


     Fiscal year                           (in thousands)
     -----------
     1998                                         $3,190
     1999                                            200
     2000                                             37
     2001                                             29
     2002                                             23
     Thereafter                                    1,077
                                                  ------
         Total                                    $4,556
                                                  ======

NOTE 7 -- LEASE OBLIGATIONS
---------------------------

  The Company leases certain property, consisting principally of retail stores, under leases expiring through the year 2010. Certain of the leases contain renewal options, rent escalation clauses and provisions requiring additional rental payments based on sales in excess of specified levels. Capital leases are recorded in the Company's balance sheet as assets along with the related lease obligation. All other lease obligations are operating leases, and payments are reflected in the Company's consolidated statement of operations as rental expense. Assets recorded under capital leases are included in property and equipment as follows:

                                      June 29,  June 30,  January 28,
                                        1997      1996       1996
                                      -------   -------   ----------
                                                (In thousands)
Buildings                              $  294   $   425      $  686
Equipment, furniture
  and fixtures                          2,465     2,852       2,766
                                       ------   -------      ------
                                        2,759     3,277       3,452
Less accumulated amortization           2,106     1,895       1,913
                                       ------   -------      ------
                                       $  653   $ 1,382      $1,539
                                       ======   =======      ======

  At June 29, 1997, the Company had the following minimum lease commitments:


    Fiscal                                      Capital       Operating
     Year                                        leases        leases
    ------                                      --------      --------
                                                   (In thousands)
     1998                                        $  618        $ 4,998
     1999                                           232          3,972
     2000                                            44          3,046
     2001                                            51          2,401
     2002                                            33          1,858
     Thereafter                                     101          8,369
                                                 ------        -------

     Total lease commitments                      1,079        $24,644
                                                               =======
       Less imputed interest                        173
                                                 ------

     Present value of total capital
      lease obligations, including
      current portion of $540,067                $  906
                                                 ======

  Rental expense approximated $7,197,000, $5,814,000, $8,094,000 and $7,537,000,
including approximately $126,000, $253,000, $190,000, and $323,000 of contingent rentals based upon a specified percentage of sales for fiscal 1997, the five months ended June 30, 1996 and fiscal 1996 and 1995, respectively. Sublease rentals were immaterial for each period.

NOTE 8 -- STOCK OPTION PLANS
----------------------------

  On August 14, 1991, the Company's Board of Directors and the then sole shareholder approved the Company's 1991 Stock Option Plan (the "Plan"), which provides for the issuance of stock options to the Company's officers, directors and key employees. Options covering an aggregate of 500,000 shares of common stock may be granted under the Plan. Shares subject to any option that expire, terminates or is forfeited will again be available for options subsequently granted. Currently, there are 13 participants in the Plan. The vesting period of options is determined at the discretion of the plan administrative committee. Options become exercisable at the rate of 20% per year on a cumulative basis beginning one year after the date of grant. All options granted have been priced at market value at date of grant. All options outstanding at January 29, 1995 are exercisable in light of the change in control, as defined in the 1991 Stock Option Plan, occurring in fiscal 1995. The then recently appointed President of the Company received options for 50,000 shares in October 1994, exercisable immediately at the market price at the date of grant, in order to fulfill a covenant of the Loan and Security Agreement with a commercial bank.

  On March 6, 1995, the Board of Directors approved, and on November 9, 1995, the stockholders ratified, an amendment to the 1991 Stock Option Plan suspending the provisions of the 1991 Stock Option Plan applicable to non-employee directors, and the grant of certain non-qualified stock options to the then-current non-employee directors. As a result, each of the Company's non-employee directors received 50,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date each was elected to the board of directors. Accordingly, options to purchase 150,000 shares were issued during fiscal 1996. For each director, the options will become 50% vested on their first anniversary date, and the remaining 50% vests on the second anniversary date assuming continuous service as a member of the Board of Directors. Once vested, the options may be exercised at any time during their period of service and for a period of three years following their resignation from the Board. The options expire ten years from the March 6, 1995 and April 11, 1995 grant dates. The exercise price at the date of grant approximated fair market value.

  All stock options currently outstanding are non-qualified. Shares available for grant amounted to 246,500, 221,500, 180,500, and 267,000 at June 29, 1997,
June 30, 1006, January 28, 1996, and January 29, 1995, respectively. The following is a summary of the outstanding stock options issued by the Company for the year ended June 29, 1997, the five months ended June 30, 1996 and the years ended January 28, 1996 and January 29, 1995:

                         Employee stock        Non-employee director
                            options                stock options
---------------------------------------------------------------------
                     Number      Weighted     Number      Weighted
                       of        Average        of        Average
                     shares   Exercise Price  shares   Exercise Price
                     -------  --------------  -------  --------------
Outstanding at
 January 31, 1994    302,000           $6.20        -           $   -

      Granted        123,000            2.53        -               -
      Exercised       38,000            1.94        -               -
      Canceled       192,000            6.00        -               -
                     -------           -----  -------           -----

Outstanding at
 January 29, 1995    195,000            4.91        -               -

      Granted              -               -  150,000            1.90
      Canceled        63,500            5.51        -               -
                     -------           -----  -------           -----

Outstanding at
 January 28, 1996    131,500            4.62  150,000            1.90

      Granted              -               -        -               -
      Canceled        71,000            4.84        -               -
                     -------           -----  -------           -----

Outstanding at
  June 30, 1996       60,500            4.35  150,000            1.90

      Granted         60,000            2.50        -               -
      Canceled        30,000            2.50   25,000            1.81
                     -------           -----  -------           -----

Outstanding at
 June 29, 1997        90,500           $3.74  125,000           $1.91
                     =======           =====  =======           =====

Exercisable at
 June 29, 1997        60,500           $4.35  125,000           $1.91
                     =======           =====  =======           =====

  The following table summarizes stock options outstanding and exercisable at June 29, 1997:

                                Outstanding                      Exercisable
                 ----------------------------------------  ----------------------
   Exercise                   Weighted        Weighted                Weighted
    Price                     Average         Average                 Average
    Range         Shares   Remaining Life  Exercise Price  Shares  Exercise Price
  ----------     -------   --------------  --------------  ------- --------------

  $1.81-2.94     179,000         7.7           $2.08       149,000       $1.99
   4.65-5.93      31,500         4.6            5.30        31,500        5.30
   7.25-8.50       5,000         4.4            7.75         5,000        7.75
                 -------                                   -------
                 215,500         7.2           $2.68       185,500       $2.71
                 =======                                   =======

  The Company applies APB Opinion 25, "Accounting for Stock Issued To Employees", and related interpretations in accounting for options granted under the Plan. Accordingly, no compensation cost has been recognized at the grant date for options issued at fair market value. Had compensation cost for the Company's stock option plan been determined based on the fair value at grant date for awards in fiscal 1997 and 1996 in accordance with the provisions of FAS 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amount):


                                                              Five months ended
                                                  Fiscal 1997  June 30, 1996  Fiscal 1996
                                                  -----------  -------------  -----------
Net income (loss), as reported                       $(5,603)         $3,140    $(25,178)
Net income (loss), pro forma                          (5,645)          3,121     (25,220)
Net income (loss) per share, as reported               (0.66)           0.37       (2.96)
Net income (loss) per share, pro forma                 (0.66)           0.37       (2.97)

  The fair value of each option grant is calculated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions: expected volatility of 34%; risk-free interest rate ranging from 6.07% to 7.83%; expected lives of 5 years and no expected dividend payments. The weighted average fair value of options granted during fiscal 1997 and fiscal 1996 was $1.03 and $0.82, respectively.

NOTE 9 -- INCOME TAXES
----------------------

  The components of the income tax provision for fiscal 1997, the five months ended June 30, 1996, fiscal 1996 and 1995 are as follows:

                           Five months
                 1997  ended June 30, 1996  1996  1995
                 ----  -------------------  ----  ----
                            (In thousands)
Federal:
     Current        -             -            -     -
     Deferred       -             -            -     -
                 ----          ----         ----  ----
                    -             -            -     -
                 ====          ====         ====  ====


  Differences between the provision for income taxes and income taxes based on statutory federal income tax rates for fiscal 1997, the five months ended June 30, 1996, fiscal 1996 and 1995 are as follows:

                                                              Five months
                                                   1997   ended June 30, 1996   1996   1995
                                                   -----  --------------------  -----  -----
Federal tax provision (benefit) computed
  at statutory rate                                 (35)%          35%           (35)%  (34)%
Impairment expense of intangible asset                -             -             26      -
Amortization of intangible                            -             -              -      4
Increase (decrease) in valuation allowance
  for tax benefits                                   38           (32)            10     30
Other                                                (3)           (3)            (1)     -
                                                   ----          ----           ----   ----
                                                      0%            0%             0%     0%
                                                   ====          ====           ====   ====

  Deferred tax assets and liabilities were comprised of the following:


                                      June 29,    June 30,   January 28,
                                        1997        1996        1996
                                      --------    --------   -----------
                                               (In thousands)
Loss carryforwards                    $  6,207    $  4,396      $  6,594
Reserve for store closings                 317         184           258
Lease obligations                          317         572           626
Depreciation                             2,419       2,071         1,582
Insurance reserves                         518         500           176
Pier 1 Imports Earn-out Claim              340         680           680
Other                                    2,049       1,638         1,124
                                      --------    --------      --------
                                        12,167      10,041        11,040
Valuation allowance                    (12,167)    (10,041)      (11,040)
                                      --------    --------      --------
Total deferred tax assets             $      0    $      0      $      0
                                      ========    ========      ========

  At June 29, 1997, the Company has net operating loss carryforwards of approximately $17.7 million and $14.0 million for regular tax purposes and for alternative minimum tax purposes, respectively, which will expire commencing in fiscal 2008 through fiscal 2012. The Internal Revenue Code imposes certain restrictions on the utilization of net operating loss carryforwards following a change in control of the Company. "Change of control" is defined by complex regulations. There may be restrictions on the future utilization of the Company's net operating loss carryforwards.


NOTE 10 -- EMPLOYEE BENEFIT PLANS
---------------------------------

  On August 14, 1991, the Board of Directors of the Company authorized the Company's Stock Purchase Plan, under which Common Stock is purchased on behalf of participants at market prices through regular payroll deductions. Generally, the Company makes matching contributions ranging from 10% to 50% (up to a maximum of 10% of annual compensation) with the amount of the Company's contribution depending upon the years of continuous participation by the employees in the Stock Purchase Plan. The Company contribution is currently suspended pending improvement in the Company's operating results. Contributions by outside Directors are limited to the amount of their monthly Directors' fees. The Company did not make a contribution to the Stock Purchase Plan in fiscal 1997, 1996 or during the five months ended June 30, 1996. Company contributions to the Stock Purchase Plan for fiscal 1995 were $159,000.

  The Company has a defined contribution retirement and savings plan that is intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees of the Company and its subsidiaries who are at least 21 years of age and have worked 1,000 hours in a 12-month period are eligible to participate. Participants may contribute from 1% to 15% of annual earnings, subject to statutory limitations. The Company made matching contributions ranging from 1% up to a maximum of 3% depending on the level of the participant's contributions. In addition, the Company may make discretionary contributions out of net profits. The Company's contribution is currently suspended pending improvement in the Company's operating results. The Company did not make a contribution to the plan in fiscal 1997, 1996 or during the five months ended June 30, 1996. Company contributions under this plan for fiscal 1995 were $232,000. As of June 29, 1997, approximately 549 employees were eligible to participate, of which 217 were participating in this plan.


NOTE 11 -- OTHER RELATED PARTY TRANSACTIONS
-------------------------------------------

LOAN COMMITMENTS - On October 14, 1994, the Company entered into a new loan agreement with a bank. During the fiscal years 1997, 1996 and 1995, and the five months ended June 30, 1996 the Company paid a guarantee fee of $60,000 and $25,000, respectively, to Mr. Duoos, who personally guaranteed the Company's Loan Agreement (see Note 6).


COMMITMENTS - The Company leases three stores, an office and warehouse from an employee of the Company. The rental payments were $156,000, $79,000, $152,000, and $171,000 for the fiscal year ended June 29, 1997, the five months ended June 30, 1996 and the fiscal years ended January 28, 1996 and January 29, 1995, respectively. Future lease commitments are $195,000.

  In April 1993, General Host obtained a 49.5% ownership interest in the Company. The Company paid General Host $51,000 for in-house legal services during fiscal 1995.

  During fiscal year 1995, the Company purchased inventory totaling $300,000 from Frank's Nursery and Crafts, Inc., the principal operating subsidiary of General Host.

  During fiscal 1997, the five months ended June 30, 1996 and fiscal 1996, the Company paid $111,000, $37,000 and $93,000, respectively, representing transportation services, to a travel service company of which Mr. Duoos is a partial owner.

  Lyndale Garden Centers, Inc., ("Lyndale") whose sole shareholder is Mr. Duoos, has a receivable to the Company for $28,000 at June 29, 1997 for travel expenditures and merchandise purchased from the Company. In addition, the Company purchased $48,500 in seasonal merchandise from Lyndale during fiscal 1997.

OTHER - The Company held a subscription receivable for $50,000 from the President of the Company for the purchase of Company stock pursuant to the Loan Agreement. The President paid the Company $25,000 during fiscal 1997 for this subscription. The subscription terminates on December 31, 1997 and accrues interest at the bank loan rate.

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------------

  During fiscal 1997 and the five months ended June 30, 1996, the Company leased computer equipment, software and a voice mail system with a combined value of $101,000, resulting in the recording of a capital lease obligation for this amount.

  During fiscal 1996, the Company leased computer equipment valued at $236,000 and store equipment valued at $43,000 resulting in the recording of a capital lease obligation for those amounts. The Company also entered into a land and building lease for a relocated store, in which the terms of the lease resulted in a capital lease obligation and a building value of $185,000 was recorded.

  Also during fiscal 1996, to reflect the Agreement of Settlement with Pier 1 Imports (i) property and equipment, representing previously capitalized leases with a net book value of $20.5 million was removed from the Company's consolidated balance sheet; (ii) the related capitalized lease obligation of $22.8 million due Pier 1 Imports was removed from the consolidated balance sheet and; (iii) the fair value of the indexed Earn-out Claim for the settlement obligation to Pier 1 Imports of $2.0 million representing the optional payment the Company initially believed it had the ability and intention to make on May 1, 1996 to satisfy the Earn-out Claim in full was recognized. The resulting difference of $213,000 was reported as a deferred gain which will be recognized once all obligations to Pier 1 have been settled or transferred to the recorded Earn-out Claim obligation or to account for any increases in the contingent payment obligation. (See Note 6)

  During fiscal 1995, the Company leased store fixtures and equipment valued at $318,000 resulting in the recording of a capital lease obligation for that same amount.


  Cash paid for interest and income taxes was as follows:

                       Five months ended
                1997     June 30, 1996     1996    1995
                -----  -----------------  ------  ------
                             (In thousands)
Interest        $ 977          $510       $2,531  $2,893
Income taxes    $   -          $  -       $    -  $    -


NOTE 13 -- LITIGATION AND OTHER CONTINGENCIES
---------------------------------------------

LITIGATION: The Company, the Company's Chief Executive Officer, a company owned by the Chief Executive Officer and General Host Corporation (a former 49.5% shareholder of the Company) are defendants in a suit filed by a brokerage firm (the "Plaintiffs") with regard to an alleged breach of contract of an agreement the Plaintiffs had with the Company to raise financing. The Plaintiffs allege that they are due payment under the agreement. They also allege that the Company's CEO and/or the company owned by the CEO along with defendant General Host Corporation intentionally interfered with the agreement between the Plaintiffs and the Company. The Plaintiffs seek $700,000 in actual damages against the Company under the agreement and an unspecified amount for quantum meruit as well as attorney's fees. The Company believes that it proceeded properly under the agreement and accordingly denies that any payments are due to the Plaintiffs. The Company intends to vigorously defend itself against any claims by the Plaintiffs.

  During fiscal 1996 the Company settled the suit relating to post-employment consulting agreements filed by two (2) former officers of the Company. The settlement had no material impact on results of operations, liquidity or financial position.

  There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these matters is not determinable at June 29, 1997. While settlement of these lawsuits may impact the Company's results of operations in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

ENVIRONMENTAL CONTINGENCIES - In connection with a possible sale-leaseback transaction, which was not completed, the Company authorized a third party to undertake environmental assessments of two owned, non-retail properties during fiscal 1995. The results indicated potential contamination at the two sites. The extent and nature of the contamination is not clear. It is also not clear whether the Company has an obligation to remediate whatever contamination is ultimately found to exist. If an obligation does exist, it is not presently possible to estimate the potential range of costs involved.

OTHER CONTINGENCIES - In August 1996, the Company recorded a gain of $710,000 for the sale of operating assets. Concurrent with the sale of certain stores during this period, the Company assigned to the purchaser the leases on two stores and, as a result, the Company remains secondarily liable as a guarantor. These non-cancelable leases expires in October 1999 and December 2003 and the remaining undiscounted non-cancelable minimum lease commitments due as of June 29, 1997 are approximately $589,000.

NOTE 14--CHANGE IN FISCAL YEAR-END
----------------------------------

  In August 1996, the Board of Directors approved a change in the Company's fiscal year end to the Sunday nearest the end of June.

  Condensed unaudited pro forma financial statements for the five month period ended July 2, 1995 follows (in thousands):


                                 1995
                               --------

Net sales                      $74,142
Cost of sales                   41,821
                               -------
Gross profit                    32,321
General, administrative and
  selling expense               22,449
Depreciation                     1,715
Interest/other income              (82)
Interest expense                 1,543
                               -------
Net income                     $ 6,696
                               =======

Net income per share           $  0.79
                               =======

                                1995
                               -------

Cash and cash equivalents      $ 4,023
Inventory                       27,628
Property and equipment, net     35,171
Goodwill                        19,376
Other assets                     2,362
                               -------
                               $88,560
                               =======
Liabilities:
     Current                   $23,936
     Noncurrent                 32,711
Equity                          31,913
                               -------
                               $88,560
                               =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURES.
---------------------

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

  The information concerning the Directors and Executive Officers of the Registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1997 (the "Proxy Statement") under the headings "Election of Directors" and "Executive Officers of the Company", which information is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement under the heading "General - Compliance with Section 16 (a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

  The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

  The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Stock Ownership of Management", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

  The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

          (a) The following documents are filed as part of this report:
              (1)  Financial Statements
                   See Index to Consolidated Financial Statements and Schedules on Page 17 of this report.
              (2)  Financial Statement Schedules
                   See Index to Consolidated Financial Statements and Schedules on Page 17 of this report.
              (3)  Exhibits
                   See Exhibit Index.

          (b) Reports on Form 8-K
              No Reports on Form 8-K were filed by the Registrant for the quarter ended June 29, 1997.

          (c) Exhibits
              See Exhibit Index.

          (d) Not applicable.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 29, 1997      SUNBELT NURSERY GROUP, INC.

                                          By /s/ Richard R. Dwyer
                                             -------------------------------
                                             Richard R. Dwyer
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Timothy R. Duoos               Date:  September 29, 1997
   -------------------------------
    Timothy R. Duoos
    Chairman of the Board and
     Chief Executive Officer
     (principal executive officer)

By: /s/ Richard R. Dwyer               Date:  September 29, 1997
   -------------------------------
    Richard R. Dwyer
    President, Principal Financial
     and Accounting Officer
     (principal financial officer)

By: /s/ Rudy Boschwitz                 Date:  September 29, 1997
   -------------------------------
    Rudy Boschwitz
    Director

By: /s/ Rodney P. Burwell              Date:  September 29, 1997
   -------------------------------
    Rodney P. Burwell
    Director

EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            -----------

  3.1    Restated Certificate of Incorporation    Incorporated by reference to
                                                  Exhibit 3.1 to the Company's
                                                  Registration Statement on
                                                  Form S-1 (Reg. No. 33-42292)
                                                  (the "Registration Statement")
                                                  filed August 16, 1991

  3.2    By-Laws                                  Incorporated by reference to
                                                  Exhibit 3.2 to the Company's
                                                  Registration Statement

 10.1    Form of Post-Employment Consulting       Incorporated by reference to
         Agreement with executive officers        Exhibit 10.3 of the Company's
                                                  Registration Statement

 10.2    Form of Indemnity Agreement with         Incorporated by reference to
         directors and executive officers         Exhibit 10.4 to the Company's
                                                  Registration Statement

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


 10.5    Executive Officers' Medical Plan         Incorporated by reference to
                                                  Exhibit 10.10 to the Company's
                                                  Registration Statement

 10.6    Executive Officers' Financial            Incorporated by reference to
         Planning Plan                            Exhibit 10.11 to the Company's
                                                  Registration Statement

 10.7    Credit Facilities Agreement between      Incorporated by reference to
         the Company and Pier 1 Imports           Exhibit 10.12 to the Company's
                                                  Registration Statement

 10.8    Extension Agreement dated                Incorporated by reference to
         April 25, 1994 between the               Exhibit 10.14 to the Company's
         Company and Pier-SNG, Inc.               Report on Form 8-K, filed
         relating to the Credit                   April 28, 1994
         Credit Facility Agreement
         between the Company and Pier
         1 Imports

 10.9    Waiver Agreement dated May 13, 1994      Incorporated by reference to
         between the Company and Pier 1           Exhibit 10.15 to the Company's
         Imports and Pier-SNG, Inc. relating      Annual Report on Form 10-K for
         to the Credit Facility Agreement         the fiscal year ended January
         between the Company and Pier 1           31, 1994
         Imports

 10.10   Loan and Security Agreement dated        Incorporated by reference to
         October 14, 1994, among Wolfe Nursery,   Exhibit 10.19 to the Company's
         Inc., Tip Top Nurseries, Inc.,           Report on Form 10-Q for the
         Nurseryland Garden Centers, Inc. as      nine months ended October 31,
         Borrowers, the Registrant, Sunbelt       1994
         Nursery Holdings, Inc. and Sunbelt
         Management Services, Inc., as
         Guarantors, and American National Bank
         and Trust Company of Chicago (the
         "Loan and Security Agreement")

 10.11   Qualified Stock Option Agreement dated   Incorporated by reference to
         October 18, 1994 with an Executive       Exhibit 10.11 to the Company's
         Officer                                  Report on Form 10-K for the
                                                  fiscal year ended January 31,
                                                  1995, filed May 15, 1995


 10.12   Amended and Restated Credit Facilities   Incorporated by reference to
         Agreement dated October 14, 1994 between Exhibit 10.11 to the Company's
         the Company and Pier 1 Imports, Inc.     Report on Form 10-K for the
                                                  fiscal year ended January 31,
                                                  1995, filed May 15, 1995

 10.13   Nonqualified Stock Option Agreement      Incorporated by reference to
         dated March 6, 1995 with non-employee    Exhibit 10.13 to the Company's
         Directors                                Report on Form 10-K for the
                                                  fiscal year ended January 31,
                                                  1995, filed May 15, 1995

 10.14   First Amendment and Waiver dated         Incorporated by reference to
         April 7, 1995 to the Loan and            Exhibit 10.14 to the Company's
         Security Agreement                       Report on Form 10-K for the
                                                  fiscal year ended January 31,
                                                  1995, filed May 15, 1995

 10.15   Agreement of Settlement dated July 31,   Incorporated by reference to
         1995 between Pier Lease, Pier 1 Imports  Exhibit 10.15 to the Company's
         and Sunbelt Nursery Group, and Timothy   Report on Form 10K/A-2 for
         R. Duoos                                 the fiscal year ended January
                                                  31, 1995, filed August 11,
                                                  1995

 10.16   Security Agreement dated July 31, 1995,  Incorporated by reference to
         by Sunbelt Nursery Group, Inc. and       Exhibit 10.16 to the Company's
         Wolfe Nursery, Inc. for the benefit of   Report on Form 10-K/A-2 for
         Pier 1 Imports, Inc., identified as      the fiscal year ended January
         Exhibit A to the Agreement of            31, 1995, filed August 11,
         Settlement                               1995

 10.17   Lease Guaranty Indemnification           Incorporated by reference to
         Agreement dated July 31, 1995, by        Exhibit 10.17 to the Company's
         Sunbelt Nursery Group, Inc. and Wolfe    Report on Form 10-K/A-2 for
         Nursery, Inc. for the benefit of Pier    the fiscal year ended January
         1 Imports, Inc., identified as Exhibit   31, 1995, filed August 11,
         C to the Agreement of Settlement         1995

 10.18   Environmental Indemnity dated            Incorporated by reference to
         July 31, 1995 by Sunbelt Nursery Group,  Exhibit 10.18 to the Company's
         Inc. and Wolfe Nursery, Inc. for the     Report on Form 10-K/A-2 for
         benefit of Pier 1 Imports, Inc.,         the fiscal year ended January
         identified as Exhibit D to the           31, 1995, filed August 11,
         Agreement of Settlement                  1995

 10.19   Duoos Indemnification Agreement dated    Incorporated by reference to
         July 31, 1995 by Timothy R. Duoos for    Exhibit 10.19 to the Company's
         the benefit of Pier 1 Imports, Inc.,     Report on Form 10-K/A-2 for
         identified as Exhibit E to the           the fiscal year ended January
         Agreement of Settlement                  31, 1995, filed August 11,
                                                  1995

 10.20   Sublease Guaranty dated July 31, 1995,   Incorporated by reference to
         between Sunbelt Nursery Group, Inc.      Exhibit 10.20 to the Company's
         and Pier Lease, Inc. identified as       Report on Form 10-K/A-2 for
         Exhibit G to the Agreement of            the fiscal year ended January
         of Settlement                            31, 1995, filed August 11,
                                                  1995

 10.21   Promissory Note dated July 31, 1995,     Incorporated by reference to
         in the principal amount of $8,000,000    Exhibit 10.21 to the Company's
         by Sunbelt Nursery Group, Inc. for       Report on Form 10-K/A-2 for
         the benefit of Pier 1 Imports, Inc.      the fiscal year ended January
         identified as Exhibit H to the           31, 1995, filed August 11,
         Agreement of Settlement                  1995

 10.22   Note Guaranty dated July 31, 1995, by    Incorporated by reference to
         Wolfe Nursery, Inc. for the benefit      Exhibit 10.22 to the Company's
         of Pier 1 Imports, Inc., identified as   Report on Form 10-K/A-2 for
         Exhibit I to the Agreement of Settlement the fiscal year ended January
                                                  31, 1995, filed August 11,
                                                  1995

 10.23   Second Amendment, Waiver and Consent     Incorporated by reference to
         dated July 31, 1995 to the Loan and      Exhibit 10.23 to the Company's
         Security Agreement                       Report on Form 10-K/A-2 for
                                                  the fiscal year ended January
                                                  31, 1995, filed August 11,
                                                  1995

 10.24   Third Amendment dated February 14,       Incorporated by reference to
         1996 to the Loan and Security            Exhibit 10.24 to the Company's
         Agreement                                Annual Report on Form 10-K,
                                                  for the fiscal year ended
                                                  January 28, 1996, filed May
                                                  10, 1996

 10.25   Fourth Amendment and Waiver dated        Incorporated by reference to
         May 9, 1996 to the Loan and Security     Exhibit 10.25 to the Company's
         Agreement                                Annual Report on Form 10-K,
                                                  for the fiscal year ended
                                                  January 28, 1996, filed May
                                                  10, 1996

 10.26   Fifth Amendment and Waiver dated         Incorporated by reference to
         October 24, 1996 to the Loan and         Exhibit 10.26 to the Company's
         Security Agreement                       Report on Form 10-Q for the
                                                  three months ended September
                                                  29, 1996, filed November 13,
                                                  1996

 10.27   Note Modification Agreement dated        Incorporated by reference to
         January 31, 1997 among Pier 1 Imports,   Exhibit 10.27 to the Company's
         Inc., Sunbelt Nursery Group, Inc.,       Report of Form 10-Q for the
         Wolfe Nursery, Inc., and Timothy         six months ended December 29,
         R. Duoos                                 1996, filed February 12, 1997

 10.28   Sixth Amendment and Waiver dated         Incorporated by reference to
         February 11, 1997 to the Loan and        Exhibit 10.28 to the Company's
         Security Agreement                       Report of Form 10-Q for the
                                                  six months ended December 29,
                                                  1996, filed February 12, 1997

 10.29   Seventh Amendment                        Filed herewith

 10.30   Eighth Amendment                         Filed herewith

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