Form 10-K/A
period 1997-06-29
SUNBELT NURSERY GROUP INC
filed 1997-11-05
CIK 783319

============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                 FORM 10-K/A-1

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 29, 1997

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-9031

                          SUNBELT NURSERY GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        75-1932993
 (State of incorporation)                   (I.R.S. Employer Identification No.)

         32382 DEL OBISPO, SAN JUAN CAPISTRANO, CALIFORNIA        92675
             (Address of principal executive offices)           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  714/248-3811
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

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

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
        -----------------------------------------------------

DIRECTORS

  The current directors of the Company, their respective ages, tenure with the Company as directors, and business experience are listed below. Each current director intends to stand for re-election to the Company's Board of Directors at the next annual meeting of stockholders.

  RUDY BOSCHWITZ, age 66, has served as a director of the Company since October 31, 1994. Mr. Boschwitz serves as Chairman of the Board of Directors of Home Valu, Inc., a retailer of home improvement products headquartered in Minneapolis, Minnesota. Mr. Boschwitz also serves as a member of the Boards of Directors of Chicago Mercantile Exchange and TCF Bank. Mr. Boschwitz served as United States Senator from the State of Minnesota from 1978 to 1990.

  RODNEY P. BURWELL, age 58, has served as a director of the Company since October 31, 1994. Mr. Burwell also serves as the Chairman of the Board of Directors of Xerxes Corporation, a manufacturer of underground storage containers located in Minneapolis, Minnesota, and has served as its Chief Executive Officer since 1969. Mr. Burwell is also a member of the Boards of Directors of Children's Broadcasting Corporation and Vaughn Communications.

  TIMOTHY R. DUOOS, age 41, has served as the Chairman of the Board of the Company since October 31, 1994, and Chief Executive Officer of the Company since November 18, 1994 and its President since October 13, 1997. Mr. Duoos is also the principal stockholder of Lyndale Garden Center, Inc., a regional retailer of lawn and garden products, located in Minneapolis, Minnesota, and has served as the Chairman of the Board of Directors of Lyndale Garden Center, Inc. since October 1986.

COMMITTEES OF THE BOARD OF DIRECTORS

  The Board of Directors has three standing committees, the Executive Committee, the Audit Committee and the Compensation Committee.

  Executive Committee. The Executive Committee directs and manages the business affairs of the Company in the intervals between meetings of the Board of Directors. The Executive Committee is empowered to act in lieu of the Board of Directors on any matter except those matters for which the Board of Directors has specifically reserved authority to itself and those matters specifically reserved to the full Board pursuant to the Delaware General Corporation Law and
the Certificate of Incorporation and Bylaws of the Company.   The Executive
Committee presently consists of Messrs. Duoos and Boschwitz.

  Audit Committee. The Audit Committee reviews the professional services and independence of the Company's certified public accountants, the plan and results of the Company's internal audits, and the Company's accounts, procedures and internal controls and recommends the Company's independent public accountants. The Audit Committee met one time during fiscal year 1997. The Audit Committee presently consists of Mr. Boschwitz.

  Compensation Committee. The Compensation Committee determines matters regarding the compensation of officers of the Company. The Compensation Committee met one time during fiscal 1997. The Compensation Committee presently consists of Messrs. Duoos and Burwell. Mr. Duoos is the President and Chief Executive Officer of the Company.

MEETINGS OF THE BOARD OF DIRECTORS

  During fiscal 1997, the Board of Directors held four meetings. Each incumbent director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which he was a director and (ii) the total number of meetings held by all committees on which he served (during the period that he served).

COMPENSATION OF DIRECTORS

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

CURRENT EXECUTIVE OFFICERS

  The current executive officers of the Company, their respective ages, positions held and tenure as officers are as follows:

                                                                                                   Officer of
                                                          Position(s) Held                         the Company
               Name                        Age            with the Company                           Since
               ----                        ---            ----------------                           -----
Timothy R. Duoos..................         41          Chairman of the Board of Directors,        November 1994
                                                       President and Chief Executive Officer

Chad Ruth.........................         32          Senior Vice President - Operations and     October 1997
                                                       Secretary

Thomas R. Hoekstra................         48          Chief Financial Officer and Assistant      October 1997
                                                       Secretary

BUSINESS EXPERIENCE

  Information concerning the business experience of Mr. Duoos is provided under the section entitled "Directors" immediately above.

  Mr. Ruth has spent his entire business career in nursery and garden center operations. Mr. Ruth joined Wolfe Nursery, a wholly owned subsidiary, in 1985 and served in various capacities for the Company until 1993. In 1993, Mr. Ruth was recruited by the Dayton-Hudson Company to assist in the development of their Target Garden Centers in Texas. In 1995, Mr. Ruth returned to the Company and served in various management positions until his appointment as Senior Vice President - Operations in October 1997.

  Mr. Hoekstra joined the Company in October 1997 as Chief Financial Officer. From 1994 to March 1997, Mr. Hoekstra was Corporate Controller, Assistant Secretary and Assistant Treasurer for Barry's Jewelers, Inc. in Monrovia, California. Prior to his role at Barry's Jewelers, Inc., he spent five years with Harris Department stores as Controller.

COMPLIANCE WITH SECTION  16(A) OF  THE SECURITIES EXCHANGE ACT OF 1934

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

  Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners in excess of ten percent (10%) were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee of the Board of Directors historically has established the compensation of the executive officers of the Company. Since October 31, 1994, the Compensation Committee has consisted of Rodney P. Burwell, Chairman, and Timothy R. Duoos. Mr. Burwell is not an employee of the Company. Mr. Duoos is the President and Chief Executive Officer of the Company.

  Compensation of executive officers has historically consisted of salary, annual bonus and long-term compensation in the form of stock options. The Company strives to establish levels of compensation that attract, retain and motivate executives and that are designed to reward strong financial performance of the Company and enhance stockholder value through awards of stock-based plans. Compensation of executive officers during the 1997 fiscal year consists solely of salary. The Company will consider bonus and long-term compensation plans in the future, depending upon the Company's return to profitability and improvements in financial condition.

  The salary of the Chief Executive Officer and other executive officers for the past fiscal year was based upon a review of past corporate and individual performance. In evaluating corporate performance for the 1997 fiscal year, consideration was given to the Company's losses, factors (such as weather) that affected the Company's operating results, but were beyond the control of management, and actions that have been taken that are intended to enable the Company to achieve improved financial performance in the future. In addition to corporate performance, consideration was given to individual efforts and achievements and the level of individual contribution to the overall performance of the Company. Based on these factors, most specifically the Company's financial performance in fiscal 1997, salaries of all executive officers were maintained during the 1997 fiscal year. Mr. Duoos abstained from the vote approving his salary as the Company's Chief Executive Officer.

  Long-term incentives for the Company's executive officers are provided through awards under the Stock Option Plan. Awards under the 1991 Stock Option Plan are designed to increase stockholder value by providing value to executives only when there is an increase in value to all stockholders. Specific formulae have not been used for the determination of option grants, but consideration is given to the number of stock options outstanding at the time of awards. Due to the Company's financial performance, no stock options were awarded to the Company's executives in fiscal 1997.

  A certain executive officer is eligible for an annual bonus based on the Company's profitability and performance as a whole. All executive bonuses are recommended by the Compensation Committee and must be approved by the full Board of Directors.

                                         Timothy R. Duoos
                                         Rodney P. Burwell, Chairman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Mr. Timothy R. Duoos, the Company's President and Chief Executive Officer, is also a member of the Compensation Committee of the Board of Directors. In connection with the Company's loan agreement with American National Bank and Trust Company, Chicago, Illinois (the "Bank") dated October 1994, Mr. Duoos agreed to personally guarantee the repayment of all amounts borrowed by the Company from the Bank pursuant to the Company's revolving line of credit. In consideration therefore, the Company has agreed to pay Mr. Duoos an annual loan guarantee fee of $60,000. As of June 29, 1997, the total amount of indebtedness borrowed by the Company under the line of credit was approximately $2,700,000.

COMPANY COMMON STOCK PERFORMANCE GRAPH

  Set forth below is a line graph comparing the cumulative total stockholder return on the Common Stock for the period of the Company's last five fiscal years from January 31, 1992 to June 29, 1997, with the cumulative total return over the same period of the S&P Index 500 and the S&P Retail-Specialty Index. As required by applicable rules of the Securities and Exchange Commission, the graph was prepared assuming (i) that $100 was invested on January 31, 1992 in each of the Common Stock, the S&P Index and the S&P Retail-Specialty Index and
(ii) all dividends were reinvested on the ex-dividend dates.




                             [CHART APPEARS HERE]





                    COMPARISON OF CUMMULATIVE TOTAL RETURNS

                                       1/31/92    1/31/93    1/30/94    1/29/95    1/28/96    6/30/96    6/29/97
                                       -------    -------    -------    -------    -------    -------    -------
SUNBELT NURSERY GROUP                   100.00      85.96      45.61      29.82      35.09      28.95      16.67
S&P RETAIL SPECIALTY INDEX              100.00     113.57     119.17      98.72      78.43     110.02     111.96
S&P 500 INDEX                           100.00     110.60     124.85     125.51     174.04     185.31     249.61

(1) In August 19996, the Board of Director approved a change in the Company's fiscal year end to the Sunday nearest the end of June.

SUMMARY COMPENSATION TABLE

  The following table sets forth a summary of the compensation paid to the Company's Chief Executive Officer(s) and the other executive officers whose total cash compensation during fiscal 1997 exceeded $100,000 ("Named Executive Officers") for services rendered by such persons to the Company and its subsidiaries in all capacities, during the past three fiscal years.

                                                                                               Long-Term
                                                       Annual Compensation                    Compensation
                                         -------------------------------------------       ------------------
  Name and Principal Position     Fiscal                              Other Annual             Securities            All Other
-------------------------------    Year      Salary      Bonus     Compensation(1)         Underlying Options       Compensation
                                  ------     ------      -----     -----------------       ------------------       ------------
TIMOTHY R. DUOOS                   1997      120,000       0              --                          0                  0
Chairman of the Board and          1996      110,923       0              --                          0                  0
 Chief Executive Officer           1995       40,000       0              --                          0                  0


RICHARD R. DWYER(2)                1997      180,000       0              --                          0                  0
President                          1996      180,000       0          14,489(3)                       0                  0
                                   1995       45,962       0               0                     50,000                  0

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

(2) Mr. Dwyer resigned as President and Secretary of the Company on October 13, 1997.

(3)  Represents reimbursement of moving expenses for Mr. Dwyer.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table provides information, with respect to individual grants under the Company's Stock Option Plan, or otherwise, to the Named Executive Officers during the last fiscal year.

                           Number of      Percent of Total                                  Potential Realizable Value at
                           Securities       Options/ SARs     Exercise                      Assumed Annual Rates of Stock
                           Underlying        Granted to        of Base                            Price Appreciation
                          Options/SARs      Employees in        Price     Expiration                for Option Term
  Name and Position         Granted          Fiscal Year       ($/Sh)        Date           -----------------------------
  -----------------       ------------    ----------------    --------    ----------            5%                 10%
                                                                                            ---------            --------
Timothy R. Duoos              -0-                 --             --           --                 --               --
Richard R. Dwyer              -0-                 --             --           --                 --               --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

  The following table provides information with respect to the exercise of options by the Named Executive Officers during the last fiscal year and the value of unexercised stock options held as of the end of the fiscal year.

                                                                   Number of Securities       Value ($) of Unexercised
                           Shares                                 Underlying Unexercised       In-the-Money Options at
                         Acquired on     Value ($) Realized         Options at 6-29-97          6-29-97 Exercisable
        Name              Exercise          Upon Exercise       Exercisable/Unexercisable        Unexercisable(1)
        ----             -----------     ------------------     -------------------------     ------------------------
Timothy R. Duoos              -0-                 -0-                     None                              -0-
Richard R. Dwyer              -0-                 -0-                   12,000/-0-                          N/A

(1) Value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options. Because the market price of the Company's Common Stock on June 29,1997 was less than the option exercise price, none of the exercisable options listed herein were "in-the-money."

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

        Name and Address of            Amount and Nature of         Percent
         Beneficial Owner            Beneficial Ownership(1)        of Class
        -------------------         -------------------------       --------
Timothy R. Duoos...................     3,200,500(2)                 37.7%
6412 Lyndale Avenue South
Richfield, Minnesota 55423

Rodney P. Burwell..................     1,234,300(3)(4)              14.5%
7901 Xerxes Ave. So., Suite 201
Minneapolis, MN 55431

Rudy Boschwitz.....................       100,000(3)                  1.2%

Richard R. Dwyer...................        70,000(5)(6)                  *

All present executive officers
 and directors as a group
 (4 persons).......................     4,604,800                    54.2%

*Less than one percent (1%)

(1) Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (i) the voting power thereof, including the power to vote or to direct the voting of such shares, or (ii) the investment power with respect thereto, including the power to dispose or direct the disposition of such shares. In addition, a person is deemed to beneficially own any shares of which such person has the right to acquire beneficial ownership within 60 days. Except as otherwise stated, each person has sole voting and investment control with respect to the shares listed, and the information set forth with respect to the ownership of the Common Stock of the persons named in the table is as of September 1, 1997.

(2) Mr. Duoos has pledged 3,200,000 shares to secure the Company's obligations under its loan agreement with a commercial bank providing for a revolving line of credit. See "Change in Control" immediately below.

(3) Includes 50,000 shares that may be acquired upon exercise of certain non-qualified stock options.

(4) Includes 1,000,000 shares owned by Healthy American Products, Inc., a corporation in which Mr. Burwell is the majority shareholder and an officer and a director. Includes 46,000 shares owned by trusts for the benefit of Mr. Burwell's children. Mr. Burwell disclaims beneficial ownership of these shares owned by such trusts. Also, includes 3,100 shares that may be acquired upon exercise of certain non-qualified stock options.

(5) Includes 12,000 shares that may be acquired upon exercise of options. Mr. Dwyer has pledged 58,000 shares to secure the Company's obligations under its loan agreement with a commercial bank providing for a revolving line of credit. See "Change in Control" immediately below.

(6) Mr. Dwyer resigned as the President and Secretary of the Company on October 13, 1997.

CHANGE IN CONTROL

  On October 19, 1994, Timothy R. Duoos purchased 4,200,000 shares of Common Stock from SNG Acquisition Company, Inc., a wholly-owned subsidiary of General Host Corporation. Such shares constitute approximately 49.4% of the total issued and outstanding Common Stock. The purchase price for the shares was $4,200,000, consisting of cash and the proceeds of a loan in the principal amount of $1,500,000 from American National Bank and Trust Company, Chicago, Illinois ("ANB"). In connection with the change in control, on October 31, 1994, the then serving members of the Company's Board of Directors resigned, and Mr. Duoos and his nominees, Rudy Boschwitz, Rodney P. Burwell and Richard R. Dwyer, became directors of the Company.

  Also, on October 19, 1994, the Company and its subsidiaries entered into a loan and security agreement with ANB providing for a line of revolving credit (the "Loan Agreement") which matures in October 1997. As a condition to obtaining the Loan Agreement, Timothy R. Duoos, the Chairman of the Board and Chief Executive Officer, and Richard R. Dwyer, the President, agreed to pledge to ANB 50.1% of the issued and outstanding Common Stock of the Company. Presently, Mr. Duoos has pledged 3,200,000 shares to ANB pursuant to this requirement. On October 14, 1994, the Company's Compensation Committee granted an option to Mr. Dwyer covering 50,000 shares of Common Stock. Under the terms of the stock option agreement with Mr. Dwyer, the option immediately vested and became exercisable by Mr. Dwyer at a per share exercise price equal to $1.94, the fair market per share value of the Common Stock on the date of grant. Mr. Dwyer has exercised options to purchase 38,000 shares of Common Stock, which shares have been pledged, along with 20,000 additional shares of Common Stock owned by Mr. Dwyer, to secure the Company's borrowings under the Loan Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

  During the 1997 fiscal year, the Company paid approximately $111,000, representing transportation services, to a travel service company of which Mr. Duoos is a partial owner.

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

Date:  November 4, 1997                 SUNBELT NURSERY GROUP, INC.

                                             By /s/ Timothy R. Duoos
                                                ---------------------------
                                                Timothy R. Duoos
                                                Chairman of the Board, President
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Timothy R. Duoos                     Date:  November 4, 1997
    -------------------------------------
    Timothy R. Duoos
    Chairman of the Board, President and
     Chief Executive Officer
    (principal executive officer)

By: /s/ Rudy Boschwitz                       Date:  November 4, 1997
    -------------------------------------
    Rudy Boschwitz
    Director

By: /s/ Rodney P. Burwell                    Date:  November 4, 1997
    -------------------------------------
    Rodney P. Burwell
    Director