Form 10-Q
period 1997-09-28
SUNBELT NURSERY GROUP INC
filed 1997-11-12
CIK 783319

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-9031

                          SUNBELT NURSERY GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                   75-1932993
        (State of incorporation)            (I.R.S. Employer Identification No.)

32382 DEL OBISPO STREET, SAN JUAN CAPISTRANO, CALIFORNIA        92675
     (Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  714/248-3811


  Registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]   No  [ ]


  As of November 7, 1997, the Registrant had 8,500,000 common shares, $.01 par value, outstanding.


===============================================================================

                          SUNBELT NURSERY GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q



Part I.  Financial Information                                          Page
------------------------------                                          ----

Consolidated Statement of Operations for the Three Months
    Ended September 28, 1997 and September 29, 1996.....................  3

Consolidated Balance Sheet as of September 28, 1997 and
   June 29, 1997........................................................  4

Consolidated Statement of Cash Flows for the Three Months
   Ended September 28, 1997 and September 29, 1996......................  5

Notes to Consolidated Financial Statements..............................  6

Management's Discussion and Analysis of Results of
   Operations and Financial Condition................................... 10




Part II.  Other Information
---------------------------

Legal Proceedings....................................................... 13

Exhibits................................................................ 14

Signatures.............................................................. 18

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          SUNBELT NURSERY GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                           THREE MONTHS ENDED
                                       SEPTEMBER 28,  SEPTEMBER 29,
                                           1997           1996
                                       -------------  -------------

Net sales                                $ 12,734       $ 18,243
Cost of goods sold                          7,159         11,097
                                         --------       --------
Gross profit                                5,575          7,146
General, administrative and
   selling expense                          7,859          9,700
Depreciation and amortization                 378            674
Interest / other income                        (3)          (730)
Interest expense                              125            262
                                         --------       --------

Loss before provision for income taxes     (2,784)        (2,760)
Provision for income taxes                   --             --
                                         --------       --------
Net loss                                 $ (2,784)      $ (2,760)
                                         ========       ========


Net loss per share                       $  (0.33)      $  (0.32)
                                         ========       ========

Average common shares outstanding           8,500          8,500
                                         ========       ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SUNBELT NURSERY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                            (unaudited, in thousands)



                                                          SEPTEMBER 28, JUNE 29,
                                                             1997         1997
                                                          ------------  -------
ASSETS
------
Current assets:
  Cash and cash equivalents                                  $ 1,310    $ 1,838
  Cash - restricted                                              154        154
  Accounts receivable, net                                       368        261
  Inventories                                                 12,563     14,088
  Other current assets                                           210        611
                                                             -------    -------
    Total current assets                                      14,605     16,952
                                                             -------    -------

Property and equipment, at cost                               21,908     22,426
Less accumulated depreciation                                 17,986     17,847
                                                             -------    -------
Net property and equipment                                     3,922      4,579

Other assets                                                      38         66
                                                             -------    -------

     Total assets                                            $18,565    $21,597
                                                             =======    =======


LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Accounts payable                                           $10,019    $11,098
  Accrued compensation                                         1,292      1,473
  Current portion of long-term debt and capital leases         4,236      3,190
  Other current liabilities                                    5,202      5,063
                                                             -------    -------
    Total current liabilities                                 20,749     20,824

Long-term debt and capital leases                              1,306      1,366
Reserve for store closings                                       455        543
Other long-term liabilities                                    1,241      1,266
                                                             -------    -------
     Total liabilities                                        23,751     23,999
                                                             -------    -------

Shareholders' deficit:
  Common stock,  $.01  par value,  25 million shares
    authorized,  8,500,000  issued and outstanding                85         85
  Additional paid-in capital                                  45,151     45,151
  Retained deficit                                           (50,397)   (47,613)
  Subscriptions receivable from officer                          (25)       (25)
                                                             -------    -------
    Total shareholders' deficit                               (5,186)    (2,402)
                                                             -------    -------
Total liabilities and shareholders' deficit                  $18,565    $21,597
                                                             =======    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SUNBELT NURSERY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)


                                                         THREE MONTHS ENDED
                                                    SEPTEMBER 28,  SEPTEMBER 29,
                                                        1997           1996
                                                    -------------  ------------
OPERATING ACTIVITIES:
Net loss                                              $(2,784)        $(2,760)
Adjustments to reconcile net loss to cash
   used for operating activities:
Depreciation and amortization                             378             674
Gain on sale of fixed assets                               (1)           (587)
Payment of store closing costs included in
   provision for store closings                           (88)            (43)
Changes in operating assets and liabilities:
   Inventories                                          1,525           1,481
   Accounts receivable and other assets                   322             222
   Accounts payable                                    (1,079)            232
   Accrued compensation                                  (181)           (311)
   Other liabilities                                      114              26
                                                      -------         -------
NET CASH USED FOR OPERATING ACTIVITIES                 (1,794)         (1,066)
                                                      -------         -------

INVESTING ACTIVITIES:
Net sale of property and equipment                        280             797
                                                      -------         -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                 280             797
                                                      -------         -------

FINANCING ACTIVITIES:
Additions to line of credit                            15,944          20,860
Principal payments on line of credit and
   capital lease obligations                          (14,958)        (21,031)
Restricted cash for outstanding letters of credit        --               (19)
                                                      -------         -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      986            (190)
                                                      -------         -------

Decrease in cash and cash equivalents                    (528)           (459)
Cash and cash equivalents at beginning of period        1,838           2,058
                                                      -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,310         $ 1,599
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

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS
--------------------------------------

  Sunbelt Nursery Group, Inc. (the "Company") is a specialty retailer of nursery and garden products with 60 stores operating under three prominent retail trade names: Wolfe Nursery in Texas, Nurseryland Garden Centers in California, and Tip Top Nurseries in Arizona. No single customer accounts for more than 10% of sales.

  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 29, 1997. On August 1, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from the Sunday nearest to January 31 to the Sunday nearest to June 30. As a result the Company filed a transition report on Form 10-Q for the five months ended June 30, 1996. All adjustments are, in the opinion of management, necessary to present fairly the Company's financial position as of September 28, 1997 and September 29, 1996, and its results of operations and cash flow for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 28, 1997 and September 29, 1996 are not indicative of the results to be expected for the fiscal year due to the highly seasonal nature of the nursery industry.

NOTE 2.  LIQUIDITY AND OPERATING LOSSES
---------------------------------------

  The Company entered into a Loan and Security Agreement for a $12.0 million revolving credit facility with a bank (the "Bank") on October 14, 1994. The proceeds of this credit facility, along with cash on hand, were used to retire the indebtedness approximating $11.6 million owed pursuant to that certain credit facilities agreement dated April 28, 1993 between the Company and Pier 1 Imports. This revolving credit facility matured on October 14, 1997 and was extended by agreement of the parties until November 21, 1997 while the Company attempts to arrange refinancing. The Bank has not indicated its intention to extend any further than the current extended period. As of September 28, 1997, indebtedness owed pursuant to this revolving credit facility approximated $3.7 million. As such, the outstanding balance at September 28, 1997 has been classified as current in the accompanying September 28, 1997 consolidated balance sheet. Management is seeking to obtain alternative financing, however, there can be no assurance that the Company's efforts will be successful. If the Company is unable to obtain an alternative source of financing and the Bank does not extend the facility beyond November 21, 1997, the Company would take whatever actions necessary to preserve shareholders' capital.

  Effective as of July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement"). The Agreement of Settlement provided for six-month lease terms that initially ended on December 31, 1995. The leases were renewable at Pier 1 Imports' option in six-month intervals through June 30, 1998, after which the Company would have to consent to any further extensions. Under the Agreement of Settlement, the Company was released from any obligation to purchase any of the Pier 1 properties. As of September 28, 1997, the Company was no longer obligated to Pier 1 Imports under these subleases as the properties had been sold to third parties, closed or Pier 1 Imports did not exercise their option to renew the lease term for an additional six months and thus the Company vacated the properties. As Pier 1 Imports did not exercise their option to renew the lease term on certain of these subleases the Company has no future minimum lease obligations associated with these properties as of September 28, 1997.

  The Agreement of Settlement fixed a claim against the Company in favor of Pier 1 Imports in the amount of $14.7 million comprised of two components -- an earn-out claim for $8.0 million (the "Earn-out Claim") and the

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

  As of September 28, 1997, the Company remains unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. In addition, the Company estimates that it will not be able to meet these requirements in the near future. As such, the Company reviewed its assumptions used in estimating the present value of future cash flow payments to Pier 1 to satisfy the Earn-out Claim and determined that the estimated present value at September 28, 1997 approximates $1.0 million. Thus, the estimated $1.0 million present value of the Earn-out Claim is recorded as a long-term liability in the accompanying consolidated balance sheet at September 28, 1997. In addition, a $1.0 million gain on the revaluation of the Pier 1 Earn-out Claim was recognized in the fiscal 1997 consolidated statement of operations.

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


OPERATING LOSSES

  The Company has operating losses for the three months ended September 28, 1997 and for the fiscal years ended June 29, 1997, January 28, 1996 and January 29, 1995. In addition, at September 28, 1997, the Company has a working capital deficit and a net capital deficiency and the Company's revolving line of credit expires November 21, 1997 and the Bank has not indicated its intention to extend the date of the revolving line of credit extension. All of the above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During fiscal 1997 and the three months ended September 28, 1997, management has addressed these issues as well as others in an attempt to return the Company to profitability. These actions included the following:

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

                          SUNBELT NURSERY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


  Management expects these plans to improve cash flow and improve the Company's operating performance. However, there can be no assurance that such operational improvements will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs and preserve capital.

NOTE 3.  CASH - RESTRICTED
--------------------------

  As of September 28, 1997, the Company had restricted cash of $154,000 established to segregate proceeds from the sale of properties per the Loan Agreement.

NOTE 4.  INCOME TAXES
---------------------

  No provision for income taxes has been recognized in the accompanying financial statements, as management does not currently expect the Company to have taxable income during the applicable tax year.

NOTE 5.  LITIGATION AND OTHER CONTINGENCIES
-------------------------------------------

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

  There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incidental to the operations of its business. Liability, if any, associated with these matters is not determinable at September 28, 1997. While settlement of these lawsuits may impact the Company's results of operations and liquidity in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

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

OTHER CONTINGENCIES - In August 1996, the Company recorded a gain of $710,000 from the sale of operating assets. Concurrent with the sale of certain stores during this period, the Company assigned to the purchaser the leases on two stores and, as a result, the Company remains secondarily liable as a guarantor. These non-cancelable leases expire in October 1999 and December 2003 and the remaining undiscounted non-cancelable minimum lease commitments due as of September 28, 1997 are approximately $553,000.

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

RESULTS OF OPERATIONS
---------------------

  During the quarter ended September 28, 1997, the Company lost $2.8 million which is comparable to the same period in the prior year. However, the prior year included a gain from the sale of fixed assets of $710,000. While sales for the quarter were down $5.5 million from those achieved last year, approximately $2.2 million of this sales decline was attributed to the stores the Company closed or sold during fiscal 1997. The companies improvement in operating results, is primarily due to improved gross margins and reduced operating expenses.

  Gross margins improved from 39.2% to 43.8% during the first quarter of fiscal 1998. This improvement is substantially due to the Company's operational improvements at the store level as well as the elimination of the less profitable stores included in the comparative period in fiscal 1997. Same store sales for the first quarter of fiscal 1998 decreased by 14.1% compared to the same period in fiscal 1996 reflecting unseasonably warm weather in all markets and increased competitive pressures in certain markets.

  General, administrative and selling expenses for the three month period ended September 28, 1997 were down 12.6% or $1.1 million, primarily resulting from the reduction in the number of stores operated by the company as well as the ongoing efforts of the Company's announced reductions in general and administrative expenses. The Company's decentralization of management has begun to have the desired effect of reducing administrative expenditures and enhancing store operations.

  Other significant improvements realized during the quarter included a 44% reduction in depreciation and amortization due to the numerous store closings, and a 52% reduction in the Company's interest expense when compared to the same period last year. Management's efforts to reduce its inventory investment and the related costs to carry this investment, when combined with the reduction in the number of stores, accounts for the majority of the reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


  During the quarter, $1.8 million cash was used for operations. Investing activities provided $0.3 million in cash and the Company borrowed a net of $1.0 million on an asset based revolving loan from a bank.

LIQUIDITY - The Company entered into a Loan and Security Agreement for a $12.0 million revolving credit facility with a bank (the "Bank") on October 14, 1994. The proceeds of this credit facility, along with cash on hand, were used to retire the indebtedness approximating $11.6 million owed pursuant to that certain credit facilities agreement dated April 28, 1993 between the Company and Pier 1 Imports. This revolving credit facility matured on October 14, 1997 and was extended by agreement of the parties until November 21, 1997 while the Company attempts to arrange refinancing. The Bank has not indicated its intention to extend any further than the current extended period. As of September 28, 1997, indebtedness owed pursuant to this revolving credit facility approximated $3.7 million. As such, the outstanding balance at September 28, 1997 has been classified as current in the accompanying September 28, 1997 consolidated balance sheet. Management is seeking to obtain alternative financing, however, there can be no assurance that the Company's efforts will be successful. If the Company is unable to obtain an alternative source of financing and the Bank does not extend the facility beyond November 21, 1997, the Company would take whatever actions necessary to preserve shareholders' capital.

  Effective as of July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement"). The Agreement of Settlement provided for six-month lease terms that initially ended on December 31, 1995. The leases were renewable at Pier 1 Imports' option in six-month intervals through June 30, 1998, after which the Company would have to consent to any further extensions. Under the Agreement of Settlement, the Company was released from any obligation to purchase any of the Pier 1 properties. As

Agreement of Settlement, the Company was released from any obligation to purchase any of the Pier 1 properties. As of September 28, 1997, the Company was no longer obligated to Pier 1 Imports under these subleases as the properties had been sold to third parties, closed or Pier 1 Imports did not exercise their option to renew the lease term for an additional six months and thus the Company vacated the properties. As Pier 1 Imports did not exercise their option to renew the lease term on certain of these subleases the Company has no future minimum lease obligations associated with these properties as of September 28, 1997.

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

  As of September 28, 1997, the Company remains unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. In addition, the Company estimates that it will not be able to meet these requirements in the near future. As such, the Company reviewed its assumptions used in estimating the present value of future cash flow payments to Pier 1 to satisfy the Earn-out Claim and determined that the estimated present value at September 28, 1997 approximates $1.0 million. Thus, the estimated $1.0 million present value of the Earn-out Claim is recorded as a long-term liability in the accompanying consolidated balance sheet at September 28, 1997. In addition, a $1.0 million gain on the revaluation of the Pier 1 Earn-out Claim was recognized in the fiscal 1997 consolidated statement of operations.

OPERATING LOSSES

  The Company has operating losses for the three months ended September 28, 1997 and for the fiscal years ended June 29, 1997, January 28, 1996 and January 29, 1995. In addition, at September 28, 1997, the Company has a working capital deficit and a net capital deficiency and the Company's revolving line of credit expired November 21, 1997 and the Bank has not indicated its intention to extend the date of the revolving line of credit extension. All of the above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During fiscal 1997 and the three months ended September 28, 1997, management has addressed these issues as well as others in an attempt to return the Company to profitability. These actions included the following:

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



PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

  See Note 5 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS
         --------


EXHIBIT                             DESCRIPTION
-------                             -----------

3.1        Restated Certificate of               Incorporated by reference to
           Incorporation                         Exhibit 3.1 to the Company's
                                                 Registration Statement on Form
                                                 S-1 (Reg. No. 33-42292)(the
                                                 "Registration Statement"),
                                                 filed August 16, 1991

3.2        By-Laws                               Incorporated by reference to
                                                 Exhibit 3.2 to the Company's
                                                 Registration Statement

10.1       Form of Post-Employment               Incorporated by reference to
           Consulting Agreement with             Exhibit 10.3 of the Company's
           executive officers                    Registration Statement

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

10.5       Executive Officers' Medical Plan      Incorporated by reference to
                                                 Exhibit 10.10 to the Company's
                                                 Registration Statement

10.6       Executive Officers' Financial         Incorporated by reference to
           Planning Plan                         Exhibit 10.11 to the Company's
                                                 Registration Statement

10.7       Credit Facilities Agreement           Incorporated by reference to
           between the Company and Pier 1        Exhibit 10.12 to the Company's
           Imports                               Registration Statement

10.8       Extension Agreement dated April       Incorporated by reference to
           25, 1994 between the Company and      Exhibit 10.14 to the Company's
           Pier-SNG, Inc. relating to the        Report on Form 8-K, filed April
           Credit Facility Agreement between     28, 1994
           the Company and Pier 1 Imports

10.9       Waiver Agreement dated May 13,        Incorporated by reference to
           1994 between the Company and Pier     Exhibit 10.15 to the Company's
           1 Imports and Pier-SNG, Inc.          Annual Report on Form 10-K for
           relating to the Credit Facility       the fiscal year ended January
           Agreement between the Company and     31, 1994
           Pier 1 Imports

EXHIBIT                             DESCRIPTION
-------                             -----------

10.10      Loan and Security Agreement dated     Incorporated by reference to
           October 14, 1994, among Wolfe         Exhibit 10.19 to the Company's
           Nursery, Inc., Tip Top Nurseries,     Report on Form 10-Q for the
           Inc., Nurseryland Garden Centers,     nine months ended October 31,
           Inc. as Borrowers, the                1994
           Registrant, Sunbelt Nursery
           Holdings, Inc. and Sunbelt
           Management Services, Inc., as
           Guarantors, and American National
           Bank and Trust Company of Chicago
           (the "Loan and Security
           Agreement")

10.11      Qualified Stock Option Agreement      Incorporated by reference to
           dated October 18, 1994 with an        Exhibit 10.11 to the Company's
           Executive Officer                     Report on Form 10-K for the
                                                 fiscal year ended January 31,
                                                 1995, filed May 15, 1995

10.12      Amended and Restated Credit           Incorporated by reference to
           Facilities Agreement dated            Exhibit 10.11 to the Company's
           October 14, 1994 between the          Report on Form 10-K for the
           Company and Pier 1 Imports, Inc.      fiscal year ended January 31,
                                                 1995, filed May 15, 1995

10.13      Nonqualified Stock Option             Incorporated by reference to
           Agreement dated March 6, 1995         Exhibit 10.13 to the Company's
           with non-employee Directors           Report on Form 10-K for the
                                                 fiscal year ended January 31,
                                                 1995, filed May 15, 1995

10.14      First Amendment and Waiver dated      Incorporated by reference to
           April 7, 1995 to the Loan and         Exhibit 10.14 to the Company's
           Security Agreement                    Report on Form 10-K for the
                                                 fiscal year ended January 31,
                                                 1995, filed May 15, 1995

10.15      Agreement of Settlement dated         Incorporated by reference to
           July 31, 1995 between Pier Lease,     Exhibit 10.15 to the Company's
           Pier 1 Imports and Sunbelt            Report on Form 10K/A-2 for the
           Nursery Group, and Timothy R.         fiscal year ended January 31,
           Duoos                                 1995, filed August 11, 1995

10.16      Security Agreement dated July 31,     Incorporated by reference to
           1995, by Sunbelt Nursery Group,       Exhibit 10.16 to the Company's
           Inc. and Wolfe Nursery, Inc. for      Report on Form 10-K/A-2 for the
           the benefit of Pier 1 Imports,        fiscal year ended January 31,
           Inc., identified as Exhibit A to      1995, filed August 11, 1995
           the Agreement of Settlement

10.17      Lease Guaranty Indemnification        Incorporated by reference to
           Agreement dated July 31, 1995, by     Exhibit 10.17 to the Company's
           Sunbelt Nursery Group, Inc. and       Report on Form 10-K/A-2 for the
           Wolfe Nursery, Inc. for the           fiscal year ended January 31,
           benefit of Pier 1 Imports, Inc.,      1995, filed August 11, 1995
           identified as Exhibit C to the
           Agreement of Settlement

EXHIBIT                             DESCRIPTION
-------                             -----------

10.18      Environmental Indemnity dated         Incorporated by reference to
           July 31, 1995 by Sunbelt Nursery      Exhibit 10.18 to the Company's
           Group, Inc. and Wolfe Nursery,        Report on Form 10-K/A-2 for the
           Inc. for the benefit of Pier 1        fiscal year ended January 31,
           Imports, Inc., identified as          1995, filed August 11, 1995
           Exhibit D to the Agreement of
           Settlement

10.19      Duoos Indemnification Agreement       Incorporated by reference to
           dated July 31, 1995 by Timothy R.     Exhibit 10.19 to the Company's
           Duoos for the benefit of Pier 1       Report on Form 10-K/A-2 for the
           Imports, Inc., identified as          fiscal year ended January 31,
           Exhibit E to the Agreement of         1995, filed August 11, 1995
           Settlement

10.20      Sublease Guaranty dated July 31,      Incorporated by reference to
           1995, between Sunbelt Nursery         Exhibit 10.20 to the Company's
           Group, Inc. and Pier Lease, Inc.      Report on Form 10-K/A-2 for the
           identified as Exhibit G to the        fiscal year ended January 31,
           Agreement of Settlement               1995, filed August 11, 1995

10.21      Promissory Note dated July 31,        Incorporated by reference to
           1995, in the principal amount of      Exhibit 10.21 to the Company's
           $8,000,000 by Sunbelt Nursery         Report on Form 10-K/A-2 for the
           Group, Inc. for the benefit of        fiscal year ended January 31,
           Pier 1 Imports, Inc. identified       1995, filed August 11, 1995
           as Exhibit H to the Agreement of
           Settlement

10.22      Note Guaranty dated July 31,          Incorporated by reference to
           1995, by Wolfe Nursery, Inc. for      Exhibit 10.22 to the Company's
           the benefit of Pier 1 Imports,        Report on Form 10-K/A-2 for the
           Inc., identified as Exhibit I to      fiscal year ended January 31,
           the Agreement of Settlement           1995, filed August 11, 1995

10.23      Second Amendment, Waiver and          Incorporated by reference to
           Consent dated July 31, 1995 to        Exhibit 10.23 to the Company's
           the Loan and Security Agreement       Report on Form 10-K/A-2 for the
                                                 fiscal year ended January 31,
                                                 1995, filed August 11, 1995

10.24      Third Amendment dated February        Incorporated by reference to
           14, 1996 to the Loan and Security     Exhibit 10.24 to the Company's
           Agreement                             Annual Report on Form 10-K, for
                                                 the fiscal year ended January
                                                 28, 1996, filed May 10, 1996

10.25      Fourth Amendment and Waiver dated     Incorporated by reference to
           May 9, 1996 to the Loan and           Exhibit 10.25 to the Company's
           Security Agreement                    Annual Report on Form 10-K, for
                                                 the fiscal year ended January
                                                 28, 1996, filed May 10, 1996

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

10.27      Note Modification Agreement dated     Incorporated by reference to
           January 31, 1997 among Pier 1         Exhibit 10.27 to the Company's
           Imports, Inc., Sunbelt Nursery        Report of Form 10-Q for the six
           Group, Inc., Wolfe Nursery, Inc.,     months ended December 29, 1996,
           and Timothy R. Duoos                  filed February 12, 1997

EXHIBIT                             DESCRIPTION
-------                             -----------

10.28      Sixth Amendment and Waiver dated      Incorporated by reference to
           February 11, 1997 to the Loan and     Exhibit 10.28 to the Company's
           Security Agreement                    Report of Form 10-Q for the six
                                                 months ended December 29, 1996,
                                                 filed February 12, 1997

10.29      Seventh Amendment and Waiver          Incorporated by reference to
           dated May 12, 1997 to the Loan        Exhibit 10.29 to the Company's
           and Security Agreement                Report of Form 10-K for the
                                                 year ended June 29, 1997, filed
                                                 October 10, 1997

10.30      Eighth Amendment and Waiver dated     Incorporated by reference to
           June 23, 1997 to the Loan and         Exhibit 10.30 to the Company's
           Security Agreement                    Report of Form 10-K for the
                                                 year ended June 29, 1997, filed
                                                 October 10, 1997

10.31      Ninth Amendment and Waiver dated      Filed herewith
           October 13, 1997 to the Loan and
           Security Agreement

10.32      Tenth Amendment and Waiver dated      Filed herewith
           October 31, 1997 to the Loan and
           Security Agreement

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




                                Sunbelt Nursery Group, Inc.
                                --------------------------------------
                                (Registrant)



Date:  November 11, 1997        /s/ Thomas R. Hoekstra
                                --------------------------------------
                                Thomas R. Hoekstra
                                Chief Financial Officer