Form 10-Q
period 1997-12-28
SUNBELT NURSERY GROUP INC
filed 1998-02-17
CIK 783319

    ======================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

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

                                Yes [X] No [_]


      As of February 16, 1998, the Registrant had 8,500,000 common shares, $.01 par value, outstanding.


    ======================================================================

                          Sunbelt Nursery Group, Inc.
                    Index to Quarterly Report on Form 10-Q





Part I.  Financial Information                                                  Page
------------------------------                                                  ----


Consolidated Statement of Operations for the Three and Six Months
    Ended December 28, 1997 and December 29, 1996.................................3

Consolidated Balance Sheet as of December 28, 1997 and
    June 29, 1997.................................................................4

Consolidated Statement of Cash Flows for the Six Months
    Ended December 28, 1997 and December 29, 1996.................................5

Notes to Consolidated Financial Statements........................................6

Management's Discussion and Analysis of Results of
    Operations and Financial Condition...........................................11




Part II.  Other Information
---------------------------

Legal Proceedings................................................................12

Exhibits.........................................................................13

Signatures.......................................................................18

                          Part I. Financial Information

Item 1. Financial Statements

                           Sunbelt Nursery Group, Inc.
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                        Three Months Ended                   Six Months Ended
                                                   December 28,      December 29,      December 28,       December 29,
                                                       1997              1996              1997               1996
                                                  --------------    --------------    --------------    --------------
Net sales                                              $ 16,360          $ 23,412          $ 29,094          $ 41,655
Cost of goods sold                                        9,021            13,559            16,180            24,656
                                                  --------------    --------------    --------------    --------------
Gross profit                                              7,339             9,853            12,914            16,999
General, administrative and
   selling expense                                        8,656            11,055            16,525            20,755
Depreciation and amortization                               294               617               672             1,291
Interest  / other income                                      0               (30)               (3)             (760)
Interest expense                                            148               277               273               539
                                                  --------------    --------------    --------------    --------------

Loss before provision for income taxes                   (1,759)           (2,066)           (4,543)           (4,826)
Provision for income taxes                                  -                 -                 -                 -
                                                  --------------    --------------    --------------    --------------
Net loss                                               ($ 1,759)         ($ 2,066)         ($ 4,543)         ($ 4,826)
                                                  ==============    ==============    ==============    ==============

FAS 128 "Earnings Per Share"
Net loss per share - Basic                             ($  0.21)         ($  0.24)         ($  0.53)         ($  0.57)
                                                  ==============    ==============    ==============    ==============

Average common shares outstanding                         8,500             8,500             8,500             8,500
                                                  ==============    ==============    ==============    ==============


Net loss per share - Diluted                           ($  0.21)         ($  0.24)         ($  0.53)         ($  0.57)
                                                  ==============    ==============    ==============    ==============

Average common shares outstanding                         8,500             8,500             8,500             8,500
Series A Preferred Stock                                    -                 -                 -                 -
Subordinated Lender Warrants                                -                 -                 -                 -
                                                  --------------    --------------    --------------    --------------
Total potential common shares outstanding                 8,500             8,500             8,500             8,500
                                                  ==============    ==============    ==============    ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          Sunbelt Nursery Group, Inc.
                          Consolidated Balance Sheet
                           (unaudited, in thousands)

                                                                   December 28,     June 29,
                                                                      1997            1997
                                                                   -----------     -----------
Assets
------
Current assets:
  Cash and cash equivalents                                              $190          $1,838
  Cash - restricted                                                       153             154
  Accounts receivable, net                                                361             261
  Inventories                                                          11,729          14,088
  Other current assets                                                    565             611
                                                                   -----------     -----------
    Total current assets                                               13,009          16,952
                                                                   -----------     -----------
Property and equipment, at cost                                        21,949          22,426
Less accumulated depreciation                                          18,280          17,847
                                                                   -----------     -----------
Net property and equipment                                              3,669           4,579

Other assets                                                               25              66
                                                                   -----------     -----------
     Total assets                                                     $16,703        $ 21,597
                                                                   ===========     ===========

Liabilities and Shareholders' Deficit
-------------------------------------
Current liabilities:
  Notes payable                                                            $0              $0
  Accounts payable                                                      9,699          11,098
  Accrued compensation                                                  1,915           1,473
  Current portion of long-term debt and capital leases                  4,681           3,190
  Other current liabilities                                             4,433           5,063
                                                                   -----------     -----------
    Total current liabilities                                          20,728          20,824

Long-term debt and capital leases                                       1,192           1,366
Reserve for store closings                                                437             543
Other long-term liabilities                                             1,266           1,266
                                                                   -----------     -----------
     Total liabilities                                                 23,623          23,999
                                                                   -----------     -----------

Shareholders' deficit:
  Common stock, $.01 par value, 25 million shares
    authorized, 8,500,000 issued and outstanding                           85              85
  Additional paid-in capital                                           45,151          45,151
  Retained deficit                                                    (52,156)        (47,613)
  Subscriptions receivable from officer                                     0             (25)
                                                                   -----------     -----------
    Total shareholders' deficit                                        (6,920)         (2,402)
                                                                   ===========     ===========
Total liabilities and shareholders' deficit                           $16,703        $ 21,597
                                                                   ===========     ===========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          Sunbelt Nursery Group, Inc.
                     Consolidated Statement of Cash Flows
                           (unaudited, in thousands)


                                                                     Six Months Ended
                                                               December 28,      December 29,
                                                                  1997              1996
                                                             ---------------   ---------------
Operating activities:
Net loss                                                           ($4,545)          ($4,826)
Adjustments to reconcile net loss to cash
   used for operating activities:
Depreciation and amortization                                          672             1,291
Gain on sale of fixed assets                                            (1)             (626)
Payment of store closing costs included in
   provision for store closings                                       (106)              (86)
Changes in operating assets and liabilities:
   Inventories                                                       2,359             4,232
   Accounts receivable and other assets                               (238)              265
   Accounts payable                                                 (1,399)              154
   Accrued compensation                                                442              (195)
   Other liabilities                                                  (597)            1,082
                                                             --------------    --------------
Net cash used for operating activities                              (3,411)            1,291
                                                             --------------    --------------

Investing activities:
Net sale of property and equipment                                     478             1,302
                                                             --------------    --------------
Net cash provided by investing activities                              478             1,302
                                                             --------------    --------------

Financing activities:
Additions to line of credit                                         33,634            44,180
Principal payments on line of credit and
   capital lease obligations                                       (32,350)          (46,710)
Restricted cash for outstanding letters of credit                        1              (712)
                                                             --------------    --------------
Net cash provided by (used for) financing activities                 1,285            (3,242)
                                                             --------------    --------------

Decrease in cash and cash equivalents                               (1,648)             (649)
Cash and cash equivalents at beginning of period                     1,838             2,058
                                                             --------------    --------------
Cash and cash equivalents at end of period                            $190            $1,409
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

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 29, 1997. These statements include adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of December 28, 1997 and December 29, 1996, and its results of operations and cash flow for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods ended December 28, 1997 and December 29, 1996 are not indicative of the results to be expected for the fiscal year due to the highly seasonal nature of the nursery industry.

Note 2.  Liquidity and Operating Losses
---------------------------------------

     The Company entered into a Loan and Security Agreement for a $12.0 million revolving credit facility with a bank (the "Bank") on October 14, 1994. The proceeds of this credit facility, along with cash on hand, were used to retire the indebtedness approximating $11.6 million owed pursuant to that certain credit facilities agreement dated April 28, 1993 between the Company and Pier 1 Imports. This revolving credit facility matured on October 14, 1997 and was extended by agreement of the parties on a week-by-week basis thereafter while the Company attempted to arrange refinancing. As of December 28, 1997, indebtedness owed pursuant to this revolving credit facility approximated $4.2 million. As such, the outstanding balance at December 28, 1997 has been classified as current in the accompanying December 28, 1997 consolidated balance sheet.

          On January 7, 1998, the Company announced that it had completed agreements to refinance the Company's outstanding credit facility and to provide the Company with an additional cash infusion of $2 million, consisting of $700,000 in subordinated debt and $1,300,000 of convertible preferred stock.

          Paragon Capital LLC ("Paragon") of Boston Massachusetts has agreed to loan to the Company's operating subsidiaries (Wolfe Nursery, Inc., Tip Top Nurseries, Inc., and Nurseryland Garden Centers, Inc.) a total of $5,000,000 under a revolving credit facility secured by a first priority lien on the assets of the Company and its operating subsidiaries. A portion of the loan proceeds, approximately $4,200,000 was immediately used to pay off the Company's existing revolving credit facility with the Bank which facility matured on October 14, 1997 and had been extended by the Bank on a week-by-week basis thereafter. As a condition to the Paragon revolving credit facility (the "Revolving Credit Facility").

          The Revolving Credit Facility has an aggregate credit limit amount of $5,000,000 subject to a seasonal overline which may increase the aggregate credit limit to $6,500,000. The unpaid principal balance of the Revolving Credit Facility shall bear interest, until repaid (calculated based upon a 360-day year and actual days elapsed), at the aggregate of the base rate, announced from time to time by Norwest Bank Minnesota National Association or its successor ("Base"), plus one (1%) percent per annum up to $5 million in borrowings and two (2%) percent per annum over Base for borrowings in excess of $5 million, but in no event less than eight (8%) percent per annum or in excess of the maximum rate permitted by applicable law. The revolving credit facility is intended to be, a continuing agreement and shall remain in full force and effect for an initial term ending on November 30, 2002, and thereafter for successive twelve-month periods ("renewal term") provided, however, that either party may terminate such revolving credit facility agreement as of the end of the initial term or any subsequent renewal term by giving the other party notice to terminate in writing at least sixty (60) days prior to the ended of any such period.

          Timothy Duoos - Chairman of the Board, President and Chief Executive Officer of the Company, Healthy American Products, Inc. (an affiliate of Rodney Burwell, also a member of the Company's Board of Directors), and John Tastad, (collectively, the "Purchasers") purchased a total of 1,300,000 shares of Series A Cumulative Convertible Preferred Stock, $.01 par value, (the "Series A Preferred Stock") for an aggregate purchase price of $1,300,000 in cash. The holders of the Series A Preferred Stock are entitled to receive a seven percent (7%) annual cash dividend thereon, which dividend is cumulative, if unpaid. The Series A Preferred Stock may be converted to shares of Common Stock at the Market Price defined in the Certificate of Designations (being the average daily sales price of the Common Stock for the ten (10) trading days following the closing of the Series A Preferred Stock Agreement). Holders of the Series A Preferred Stock are entitled to a liquidation preference over holders of the Company's Common Stock and are also entitled to the same voting rights as the holders of the Common Stock, being one vote per share on all matters submitted to holders of the Common Stock.

          Contemporaneous with the purchase and sale of the Series A Preferred Stock, Mr. Tastad and Healthy American Products, Inc. (collectively, the "Subordinated Lenders") loaned to the Company a total of $700,000, secured by liens against the Company's assets subordinate to the liens of Paragon (the "Subordinated Notes"). Pursuant to the Subordinated Notes, the Company agreed to pay to the Subordinated Lenders interest in the amount of twelve percent (12%) per annum, payable monthly for a period of sixty (60) months, at which time the entire principal balance of the Subordinated Notes shall become due. Additionally, the Company has agreed to issue to the Subordinated Lenders warrants (the "Warrants") to purchase up to 231,000 shares of the Company's Common Stock at a purchase price equal to $1.00 per share. The Warrants expire on November 30, 2002. The Warrants may be exercised at any time prior to their expiration by the holder of the Subordinated Notes. The holders of the Warrants are entitled to piggy-back registration rights in the event the Company should file a registration statement under the Securities Act of 1933 covering its Common Stock. Mr. Tastad has the right to demand the Company to prepay the $500,000 principal balance due Mr. Tastad under his Subordinated Note, provided that Paragon consents to such prepayment and advances the funds to the Company. Paragon has indicated in writing its consent to such prepayment in the future, provided that Mr. Tastad personally guarantees the amount of the prepayment and provides collateral acceptable to Paragon securing his guaranty. The Subordinated Notes and Warrant Agreements between the Company and the Subordinated Lenders are incorporated herein.

          Effective as of July 31, 1995, the Company restructured thirteen subleases and other guarantees of leases with Pier 1 Imports (the "Agreement of Settlement"). The Agreement of Settlement provided for six-month lease terms that initially ended on December 31, 1995. The leases were renewable at Pier 1 Imports' option in six-month intervals through June 30, 1998, after which the Company would have to consent to any further extensions. Under the Agreement of Settlement, the Company was released from any obligation to purchase any of the Pier 1 properties. As of September 28, 1997, the Company was no longer obligated to Pier 1 Imports under these subleases as the properties had been sold to third parties, closed or Pier 1 Imports did not exercise their option to renew the lease term for an additional six months and thus the Company vacated the properties. As Pier 1 Imports did not exercise their option to renew the lease term on certain of these subleases the Company has no future minimum lease obligations associated with these properties as of December 28, 1997.

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

     As of December 28, 1997, the Company remains unable to meet certain minimum financial requirements pursuant to the Agreement of Settlement and the Loan Agreement. In addition, the Company estimates that it will not be able to meet these requirements in the near future. As such, the Company reviewed its assumptions used in estimating the present value of future cash flow payments to Pier 1 to satisfy the Earn-out Claim and determined that the estimated present value at December 28, 1997 approximates $1.0 million. Thus, the estimated $1.0 million present value of the Earn-out Claim is recorded as a long-term liability in the accompanying consolidated balance sheet at December 28, 1997. In addition, a $1.0 million gain on the revaluation of the Pier 1 Earn-out Claim was recognized in the fiscal 1997 consolidated statement of operations.

                          Sunbelt Nursery Group, Inc.
                  Notes To Consolidated Financial Statements
                                  (continued)

OPERATING LOSSES

     The Company has operating losses for the six months ended December 28, 1997 and for the fiscal years ended June 29, 1997, January 28, 1996 and January 29, 1995. In addition, at December 28, 1997, the Company has a working capital deficit and a net capital deficiency. All of the above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During fiscal 1997 and the six months ended December 28, 1997, management has addressed these issues as well as others in an attempt to return the Company to profitability. These actions included the following:

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

     .    Identifying further reductions of general and administrative expenses;
          and,

     . Seeking the most appropriate additional financing sources based upon the Company's financial results, financial condition, and the lending environment; however, there can be no assurance that the Company will be able to obtain additional financing.

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

Note 3.  Cash - restricted
--------------------------

     As of December 28, 1997, the Company had restricted cash of $153,000 established to segregate proceeds from the sale of properties per the Loan Agreement.

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

     There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incidental to the operations of its business. Liability, if any, associated with these matters is not determinable at December 28, 1997. While settlement of these lawsuits may impact the Company's results of operations and liquidity in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

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

     OTHER CONTINGENCIES - In August 1996, the Company recorded a gain of $710,000 from the sale of operating assets. Concurrent with the sale of certain stores during this period, the Company assigned to the purchaser the leases on two stores and, as a result, the Company remains secondarily liable as a guarantor. These non-cancelable leases expire in October 1999 and December 2003 and the remaining undiscounted non-cancelable minimum lease commitments due as of December 28, 1997 are approximately $499,000.

Note 6.  Accounting Changes
---------------------------

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share". This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all dilutive potential common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company has adopted this statement in the current Form 10-Q for the second quarter ending December 28, 1997 at which time the prior period EPS data presented is restated to conform with the provisions of this statement. Such adoption has no impact on the Company's previous presentation of earnings per share as basic and diluted EPS computed pursuant to FAS 128 did not differ from the net income (loss) per share as presented.

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

Results of Operations
---------------------

     During the quarter and six months ended December 28, 1997, the Company lost $1.7 million and $4.5 million, respectively, which is comparable to the same period in the prior year. While sales for the six months were down from those achieved last year, approximately $4.4 million of this sales decline was attributed to the stores the Company closed or sold during fiscal 1997. The companies improvement in operating results is primarily due to improved gross margins and reduced operating expenses.

     Gross margins improved from 42.1% to 45.3% and 39.2% to 43.8% during the second quarter and six months ended December 28, 1997. This improvement is substantially due to the Company's operational improvements at the store level as well as the elimination of the less profitable stores included in the comparative period in fiscal 1997. Same store sales for the first six months of fiscal 1998 decreased by 15.1% compared to the same period in fiscal 1996 reflecting unseasonable weather in all markets and increased competitive pressures in certain markets.

     General, administrative and selling expenses for the three and six month periods ended December 28, 1997 were down 21.6% or $2.4 million and 17.1% or $3.5 million, respectively, primarily resulting from the reduction in the number of stores operated by the company as well as the ongoing efforts of the Company's reductions in general and administrative expenses. The Company's decentralization of management has begun to have the desired effect of reducing administrative expenditures and enhancing store operations.

     Other significant improvements realized during the first and second quarter include a 52% reduction in depreciation and amortization due to the numerous store closings, and a 47% reduction in the Company's interest expense when compared to the same period last year. Management's efforts to reduce its inventory investment and the related costs to carry this investment, when combined with the reduction in the number of stores, accounts for the majority of the reduction in interest expense.

Liquidity and Capital Resources
-------------------------------

     During the six months, $3.4 million cash was used for operations. Investing activities provided $0.5 million in cash and the Company borrowed a net of $1.3 million on an asset based revolving loan from a bank.

     LIQUIDITY - See Note 2 of the Consolidated Financial Statement.

     The Company, like most owners of computer software, will be required to modify portions of its software so that it will function properly in the year 2000 A.D. Preliminary estimates of the total costs to be incurred prior to 2000 range from $15,000 to $50,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.


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

3.2              By-Laws                                             Incorporated  by reference to Exhibit 3.2 to
                                                                     the Company's Registration Statement

4.0              Certificate of Designations, Preferences and        Incorporated by reference to Exhibit 4.0 to
                 Rights of Series A Cumulative Convertible           the Company's  Report on Form  8-K,  filed
                 Preferred Stock.                                    January 23, 1998

10.1             Form of Post-Employment Consulting Agreement        Incorporated by reference to Exhibit 10.3 of
                 with executive officers                             the Company's Registration Statement

10.2             Form of Indemnity Agreement with directors          Incorporated by reference to Exhibit 10.4 to
                 and executive officers                              the Company's Registration Statement

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

10.5             Executive Officers' Medical Plan                    Incorporated by reference to Exhibit 10.10 to
                                                                     the Company's Registration Statement

10.6             Executive Officers' Financial Planning Plan         Incorporated by reference to Exhibit 10.11 to
                                                                     the Company's Registration Statement

10.7             Credit Facilities Agreement between the             Incorporated by reference to Exhibit 10.12 to
                 Company and Pier 1 Imports                          the Company's Registration Statement

10.8             Extension Agreement dated April 25, 1994            Incorporated by reference to Exhibit 10.14 to
                 between the Company and Pier-SNG, Inc. relating     the Company's Report on Form 8-K, filed April
                 to the Credit Facility Agreement between the        28, 1994
                 Company and Pier 1 Imports

10.9             Waiver Agreement dated May 13, 1994 between         Incorporated by reference to Exhibit 10.15 to
                 the Company and Pier 1 Imports and Pier-SNG,        the Company's Annual Report on Form 10-K for
                 Inc. relating to the Credit Facility                the fiscal year ended January 31, 1994
                 Agreement between the Company and Pier 1
                 Imports

Exhibit                                              Description
-------                                              -----------

10.10            Loan and Security Agreement dated October 14,       Incorporated by reference to Exhibit 10.19 to
                 1994, among Wolfe Nursery, Inc.,  Tip Top           the Company's Report on Form 10-Q for the nine
                 Nurseries, Inc., Nurseryland Garden Centers,        months ended October 31, 1994
                 Inc. as Borrowers, the Registrant, Sunbelt
                 Nursery Holdings, Inc. and Sunbelt Management
                 Services, Inc., as  Guarantors, and American
                 National Bank and Trust Company of Chicago
                 (the "Loan and Security Agreement")

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

10.12            Amended and Restated Credit Facilities              Incorporated by reference to Exhibit 10.11 to
                 Agreement dated October 14, 1994 between the        the Company's Report on Form 10-K for the
                 Company and Pier 1 Imports, Inc.                    fiscal year ended January 31, 1995, filed May
                                                                     15, 1995

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

10.15            Agreement of Settlement dated July 31, 1995         Incorporated by reference to Exhibit 10.15 to
                 between Pier Lease,  Pier 1 Imports and             the Company's Report on Form 10K/A-2 for the
                 Sunbelt Nursery Group, and Timothy R. Duoos         fiscal year ended January  31, 1995, filed
                                                                     August 11, 1995

10.16            Security Agreement dated July 31, 1995, by          Incorporated by reference to Exhibit 10.16 to
                 Sunbelt Nursery Group, Inc. and Wolfe               the Company's Report on Form 10-K/A-2 for the
                 Nursery, Inc. for the benefit of Pier 1             fiscal year ended January 31, 1995, filed
                 Imports, Inc., identified as Exhibit A to the       August 11, 1995
                 Agreement of Settlement

10.17            Lease Guaranty Indemnification Agreement            Incorporated  by reference to Exhibit  10.17 to
                 dated July 31, 1995,  by Sunbelt Nursery            the  Company's  Report on Form 10-K/A-2 for the
                 Group, Inc. and Wolfe Nursery, Inc. for the         fiscal  year  ended  January  31,  1995,  filed
                 benefit of Pier 1 Imports, Inc., identified         August 11, 1995
                 as Exhibit C to the Agreement of Settlement

Exhibit                                                 Description
-------                                                 -----------

10.18            Environmental Indemnity dated July 31, 1995         Incorporated by reference to Exhibit 10.18 to
                 by Sunbelt Nursery Group, Inc. and Wolfe            the Company's Report on Form 10-K/A-2 for the
                 Nursery, Inc. for the benefit of Pier 1             fiscal year ended January 31, 1995, filed
                 Imports, Inc., identified as Exhibit D to the       August 11, 1995
                 Agreement of Settlement

10.19            Duoos Indemnification Agreement dated July          Incorporated  by reference to Exhibit  10.19 to
                 31, 1995 by Timothy R. Duoos for the  benefit       the  Company's  Report on Form 10-K/A-2 for the
                 of Pier 1 Imports, Inc.,  identified as             fiscal  year  ended  January  31,  1995,  filed
                 Exhibit E to the Agreement of Settlement            August 11, 1995

10.20            Sublease Guaranty dated July 31, 1995,              Incorporated by reference to Exhibit 10.20 to
                 between Sunbelt Nursery Group, Inc. and Pier        the Company's Report on Form 10-K/A-2 for the
                 Lease, Inc. identified as Exhibit G to the          fiscal year ended January 31, 1995, filed
                 Agreement of Settlement                             August 11, 1995

10.21            Promissory Note dated July 31, 1995, in the         Incorporated by reference to Exhibit 10.21 to
                 principal amount of $8,000,000 by Sunbelt           the Company's Report on Form 10-K/A-2 for the
                 Nursery Group, Inc. for the benefit of Pier 1       fiscal year ended January 31, 1995, filed
                 Imports, Inc. identified as Exhibit H to the       August 11, 1995
                 Agreement of Settlement

10.22            Note Guaranty dated July 31, 1995, by Wolfe         Incorporated by reference to Exhibit 10.22 to
                 Nursery, Inc. for the benefit of Pier 1             the Company's Report on Form 10-K/A-2 for the
                 Imports, Inc., identified as Exhibit I to the       fiscal year ended January 31, 1995, filed
                 Agreement of Settlement                             August 11, 1995

10.23            Second Amendment, Waiverand Consent dated           Incorporated by reference to Exhibit 10.23 to
                 July 31, 1995 to the Loan and Security              the Company's Report on Form 10-K/A-2 for the
                 Agreement                                           fiscal year ended January 31, 1995, filed
                                                                     August 11, 1995

10.24            Third Amendment dated February 14, 1996 to          Incorporated by reference to Exhibit 10.24 to
                 the Loan and Security Agreement                     the Company's Annual Report on Form 10-K, for
                                                                     the fiscal year ended January 28, 1996, filed
                                                                     May 10, 1996

10.25            Fourth Amendment and Waiver dated May 9, 1996      Incorporated by reference to Exhibit 10.25 to
                 to the Loan and Security Agreement                  the Company's Annual Report on Form 10-K, for
                                                                     the fiscal year ended January 28, 1996, filed
                                                                     May 10, 1996

10.26            Fifth Amendment and Waiver dated October 24,        Incorporated by reference to Exhibit 10.26 to
                 1996 to the Loan and Security Agreement             the Company's Report on Form 10-Q for the
                                                                     three months ended September 29,1996, fileD
                                                                     November 13, 1996

10.27            Note Modification Agreement dated January 31,       Incorporated by reference to Exhibit 10.27 to
                 1997 among Pier 1 Imports, Inc., Sunbelt            the Company's Report of Form 10-Q for the six
                 Nursery Group, Inc., Wolfe Nursery, Inc., and       months ended December 29, 1996, filed February
                 Timothy R. Duoos                                    12, 1997

Exhibit                                                 Description
-------                                                 -----------

10.28            Sixth Amendment and Waiver dated February           Incorporated by reference to Exhibit 10.28 to
                 11, 1997 to the Loan and Security Agreement         the Company's Report of Form 10-Q for the six
                                                                     months ended December 29, 1996, filed February
                                                                     12, 1997

10.29            Seventh Amendment and Waiver dated May 12,          Incorporated by reference to Exhibit 10.29 to
                 1997 to the Loan and Security Agreement             the Company's Report of Form 10-K for the year
                                                                     ended June 29, 1997, filed October 10, 1997

10.30            Eighth Amendment and Waiver dated June 23,          Incorporated by reference to Exhibit 10.30 to
                 1997 to the Loan and Security Agreement             the Company's Report of Form 10-K for the year
                                                                     ended June 29, 1997, filed October 10, 1997

10.31            Ninth Amendment and Waiver dated October 13,        Incorporated by reference to Exhibit 10.31 to
                 1997 to the Loan and Security Agreement             the Company's Report of Form 10-Q for the
                                                                     three months ended September 28, 1997, filed
                                                                     November 11, 1997

10.32            Tenth Amendment and Waiver dated October 31,        Incorporated by reference to Exhibit 10.32 to
                 1997 to the Loan and Security Agreement             the Company's Report of Form 10-Q for the
                                                                     three months ended September 28, 1997, filed
                                                                     November 11, 1997
10.33            Eleventh Amendment and Waiver dated November        Filed herewith
                 21, 1997 to the Loan and Security Agreement

10.34            Twelfth Amendment and Waiver dated November         Filed herewith
                 30, 1997 to the Loan and Security Agreement

10.35            Thirteenth Amendment and Waiver dated               Filed herewith
                 December 15, 1997 to the Loan and Security
                 Agreement

10.36            Fourteenth Amendment and Waiver dated               Filed herewith
                 December 22, 1997 to the Loan and Security
                 Agreement

10.37            Loan and Security Agreement between Paragon         Incorporated by reference to Exhibit 10.1 to
                 Capital, LLC and Wolfe Nursery, Inc. dated          the Company's Report on Form 8-K, filed
                 December 12, 1997 (without exhibits).               January 23, 1998

10.38            Loan and Security Agreement between Paragon         Incorporated by reference to Exhibit 10.2 to
                 Capital, LLC and Tip Top Nurseries, Inc.            the Company's Report on Form 8-K, filed
                 dated December 17, 1997 (without exhibits).         January 23, 1998

10.39            Loan and Security Agreement between Paragon         Incorporated by reference to Exhibit 10.3 to
                 Capital, LLC and Nurseryland Garden Centers,        the Company's Report on Form 8-K, filed
                 Inc. dated December 17, 1997 (without               January 23, 1998
                 exhibits).

Exhibit                                                 Description
-------                                                 -----------

10.40            Series A Cumulative Convertible Preferred           Incorporated by reference to Exhibit 10.4 to
                 Stock Purchase Agreement among the Company,         the Company's Report on Form 8-K, filed
                 Mr. Timothy Duoos, Mr. John Tastad and              January 23, 1998
                 Healthy American Products, Inc. dated
                 December 30, 1997 (without exhibits).

10.41            Warrant Agreement between the Company and           Incorporated by reference to Exhibit 10.5 to
                 Healthy American Products, Inc. dated               the Company's Report on Form 8-K, filed
                 December 17, 1997.                                  January 23, 1998

10.42            Warrant Agreement between the Company and           Incorporated by reference to Exhibit 10.6 to
                 John Tastad dated December 17, 1997.                the Company's Report on Form 8-K, filed
                                                                     January 23, 1998

10.43            Subordinated Secured Promissory Note in the         Incorporated by reference to Exhibit 10.7 to
                 principal amount of $200,000 payable to             the Company's Report on Form 8-K, filed
                 Healthy American Products, Inc.                     January 23, 1998

10.44            Subordinated Secured Promissory Note in the         Incorporated by reference to Exhibit 10.8 to
                 principal amount of $500,000 payable to John        the Company's Report on Form 8-K, filed
                 Tastad.                                             January 23, 1998


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



                                            Sunbelt Nursery Group, Inc.
                                            ---------------------------
                                            (Registrant)



Date:  February 16, 1998                    /s/Thomas R. Hoekstra
                                            ---------------------
                                            Thomas R. Hoekstra
                                            Chief Financial Officer