Form 10-Q/A
period 1997-12-28
SUNBELT NURSERY GROUP INC
filed 1998-02-20
CIK 783319

    ======================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                  FORM 10-Q/A

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
                                   (unaudited)


                                                        Three Months Ended                   Six Months Ended
                                                   December 28,      December 29,      December 28,       December 29,
                                                       1997              1996              1997               1996
                                                  --------------    --------------    --------------    --------------
Net sales                                              $ 16,360          $ 23,412          $ 29,094          $ 41,655
Cost of goods sold                                        9,021            13,559            16,180            24,656
                                                  --------------    --------------    --------------    --------------
Gross profit                                              7,339             9,853            12,914            16,999
General, administrative and
   selling expense                                        8,656            11,055            16,515            20,755
Depreciation and amortization                               294               617               672             1,291
Interest  / other income                                      0               (30)               (3)             (760)
Interest expense                                            148               277               273               539
                                                  --------------    --------------    --------------    --------------

Loss before provision for income taxes                   (1,759)           (2,066)           (4,543)           (4,826)
Provision for income taxes                                  -                 -                 -                 -
                                                  --------------    --------------    --------------    --------------
Net loss                                               ($ 1,759)         ($ 2,066)         ($ 4,543)         ($ 4,826)
                                                  ==============    ==============    ==============    ==============

FAS 128 "Earnings Per Share"
Net loss per share - Basic                             ($  0.21)         ($  0.24)         ($  0.53)         ($  0.57)
                                                  ==============    ==============    ==============    ==============

Average common shares outstanding                         8,500             8,500             8,500             8,500
                                                  ==============    ==============    ==============    ==============


Net loss per share - Diluted                           ($  0.21)         ($  0.24)         ($  0.53)         ($  0.57)
                                                  ==============    ==============    ==============    ==============

Average common shares outstanding                         8,500             8,500             8,500             8,500
Series A Preferred Stock                                    -                 -                 -                 -
Subordinated Lender Warrants                                -                 -                 -                 -
                                                  --------------    --------------    --------------    --------------
Total potential common shares outstanding                 8,500             8,500             8,500             8,500
                                                  ==============    ==============    ==============    ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          Sunbelt Nursery Group, Inc.
                          Consolidated Balance Sheet
                           (unaudited, in thousands)

                                                                   December 28,     June 29,
                                                                      1997            1997
                                                                   -----------     -----------
Assets
------
Current assets:
  Cash and cash equivalents                                              $190          $1,838
  Cash - restricted                                                       153             154
  Accounts receivable, net                                                372             261
  Inventories                                                          11,729          14,088
  Other current assets                                                    565             611
                                                                   -----------     -----------
    Total current assets                                               13,009          16,952
                                                                   -----------     -----------
Property and equipment, at cost                                        21,949          22,426
Less accumulated depreciation                                          18,280          17,847
                                                                   -----------     -----------
Net property and equipment                                              3,669           4,579

Other assets                                                               25              66
                                                                   -----------     -----------
     Total assets                                                     $16,703        $ 21,597
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

                          Sunbelt Nursery Group, Inc.
                     Consolidated Statement of Cash Flows
                           (unaudited, in thousands)


                                                                     Six Months Ended
                                                               December 28,      December 29,
                                                                  1997              1996
                                                             ---------------   ---------------
Operating activities:
Net loss                                                           ($4,543)          ($4,826)
Adjustments to reconcile net loss to cash
   used for operating activities:
Depreciation and amortization                                          672             1,291
Gain on sale of fixed assets                                            (1)             (626)
Payment of store closing costs included in
   provision for store closings                                       (106)              (86)
Changes in operating assets and liabilities:
   Inventories                                                       2,359             4,232
   Accounts receivable and other assets                               (238)              265
   Accounts payable                                                 (1,399)              154
   Accrued compensation                                                442              (195)
   Other liabilities                                                  (597)            1,082
                                                             --------------    --------------
Net cash used for operating activities                              (3,411)            1,291
                                                             --------------    --------------

Investing activities:
Net sale of property and equipment                                     478             1,302
                                                             --------------    --------------
Net cash provided by investing activities                              478             1,302
                                                             --------------    --------------

Financing activities:
Additions to line of credit                                         33,634            44,180
Principal payments on line of credit and
   capital lease obligations                                       (32,350)          (46,710)
Restricted cash for outstanding letters of credit                        1              (712)
                                                             --------------    --------------
Net cash provided by (used for) financing activities                 1,285            (3,242)
                                                             --------------    --------------

Decrease in cash and cash equivalents                               (1,648)             (649)
Cash and cash equivalents at beginning of period                     1,838             2,058
                                                             --------------    --------------
Cash and cash equivalents at end of period                            $190            $1,409
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

          The Paragon Revolving Credit Facility has an aggregate credit limit amount of $5,000,000 subject to a seasonal overline which may increase the aggregate credit limit to $6,500,000. The unpaid principal balance of the Revolving Credit Facility shall bear interest, until repaid (calculated based upon a 360-day year and actual days elapsed), at the aggregate of the base rate, announced from time to time by Norwest Bank Minnesota National Association or its successor ("Base"), plus one (1%) percent per annum up to $5 million in borrowings and two (2%) percent per annum over Base for borrowings in excess of $5 million, but in no event less than eight (8%) percent per annum or in excess of the maximum rate permitted by applicable law. The revolving credit facility is intended to be, a continuing agreement and shall remain in full force and effect for an initial term ending on November 30, 2002, and thereafter for successive twelve-month periods ("renewal term") provided, however, that either party may terminate such revolving credit facility agreement as of the end of the initial term or any renewal term by giving the other party notice to terminate in writing at least sixty (60) days prior to the ended of any such period.

          Timothy Duoos - Chairman of the Board, President and Chief Executive Officer of the Company, Healthy American Products, Inc. (an affiliate of Rodney Burwell, also a member of the Company's Board of Directors), and John Tastad, (collectively, the "Purchasers") purchased a total of 1,300,000 shares of Series A Cumulative Convertible Preferred Stock, $.01 par value, (the "Series A Preferred Stock") for an aggregate purchase price of $1,300,000 in cash. The holders of the Series A Preferred Stock are entitled to receive a seven percent (7%) annual cash dividend thereon, which dividend is cumulative, if unpaid. The Series A Preferred Stock may be converted to shares of Common Stock at the Market Price defined in the Certificate of Designations (being the average daily sales price of the Common Stock for the ten (10) trading days following the closing of the Series A Preferred Stock, but in no event shall the Common Stock be valued at greater than $1.00 per share ("Series A Preferred Conversion Ratio"). Holders of the Series A Preferred Stock are entitled to a liquidation preference over holders of the Company's Common Stock and are also entitled to the same voting rights as the holders of the Common Stock, being one vote per share on all matters submitted to holders of the Common Stock.

          Contemporaneous with the purchase and sale of the Series A Preferred Stock, Mr. Tastad and Healthy American Products, Inc. (collectively, the "Subordinated Lenders") loaned to the Company a total of $700,000, secured by liens against the Company's assets in Arizona and California subordinate to the liens of Paragon (the "Subordinated Notes"). Pursuant to the Subordinated Notes, the Company agreed to pay to the Subordinated Lenders interest in the amount of twelve percent (12%) per annum, payable monthly for a period of sixty (60) months, at which time the entire principal balance of the Subordinated Notes shall become due. Additionally, the Company has agreed to issue to the Subordinated Lenders warrants (the "Warrants") to purchase up to 231,000 shares of the Company's Common Stock at a purchase price equal to $1.00 per share. The Warrants expire on November 30, 2002. The Warrants may be exercised at any time prior to their expiration by the holder of the Subordinated Notes. The holders of the Warrants are entitled to piggy-back registration rights in the event the Company should file a registration statement under the Securities Act of 1933 covering its Common Stock. Mr. Tastad has the right to demand the Company to prepay the $500,000 principal balance due Mr. Tastad under his Subordinated Note, provided that Paragon consents to such prepayment and advances the funds to the Company. Paragon has indicated in writing its consent to such prepayment in the future, provided that Mr. Tastad personally guarantees the amount of the prepayment and provides collateral acceptable to Paragon securing his guaranty. The Subordinated Notes and Warrant Agreements between the Company and the Subordinated Lenders are incorporated herein.

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

          The Agreement of Settlement fixed a claim against the Company in favor of Pier 1 Imports in the amount of $14.7 million comprised of two components -- an earn-out claim for $8.0 million (the "Earn-out Claim") and the

                          Sunbelt Nursery Group, Inc.
                  Notes To Consolidated Financial Statements
                                  (continued)

remaining portion of the claim (the "Residual Claim"). The Earn-out Claim is evidenced by a promissory note. The Residual Claim is a contingent, non-interest bearing claim payable only in the event of non-performance under the Agreement of Settlement. Both the Earn-out Claim and the Residual Claim are secured up to a $6.0 million maximum by substantially all of the Company's assets, subordinate to the rights of the Paragon. Debt service obligations with respect to the Earn-out Claim are determined by a formula indexed to and contingent upon future operating cash flows of the Company, as described below. To the extent the formula requires debt service payments, they are to be made in annual installments, beginning May 10, 1996. Each annual payment ("Cash Flow Payment") will be in an amount equal to the sum of 10% of the first $2.0 million of the Company's operating cash flow and 40% of the Company's operating cash flow in excess of $2.0 million. Operating cash flow is based upon the Company's prior fiscal year results and is calculated in accordance with the Agreement of Settlement. The obligation to make debt service payments that are measured based on cash flow are also subject to certain maximum and minimum limitations on debt service coverage, EBITDA, availability of borrowings pursuant to revolving credit facilities, accounts payable levels and accrued liability levels. Any Cash Flow Payment not payable due to the limitations listed above accrues and becomes payable the following May 10th. However, such payments remain subject to certain maximum and minimum limitations, as discussed above. The Earn-out Claim could have been satisfied by aggregate payments of $2.0 million by May 1, 1996, $4.0 million by May 1, 1997, or $6.0 million by May 1, 1998. The Earn-out Claim bears interest only in the event a formula-based required debt service payment becomes delinquent. During any such interest-bearing period, interest shall accrue as follows: (i) 18% per annum on the amount of Cash Flow Payment not otherwise paid and (ii) 10% per annum on the aggregate amount of unpaid Earn-out Claim less the aggregate unpaid Cash Flow Payments. Any accrued interest is payable out of subsequent Cash Flow Payments. The Residual Claim will be fully discharged by the satisfaction of the Earn-out Claim and the termination, without liability to Pier 1 Imports, of the subleases and other leases guaranteed by Pier 1 Imports.

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

     Gross margins improved from 42.1% to 44.9% and 40.8% to 44.4% during the second quarter and six months ended December 28, 1997. This improvement is substantially due to the Company's operational improvements at the store level as well as the elimination of the less profitable stores included in the comparative period in fiscal 1997. Same store sales for the first six months of fiscal 1998 decreased by 15.1% compared to the same period in fiscal 1996 reflecting unseasonable weather in all markets and increased competitive pressures in certain markets.

     General, administrative and selling expenses for the three and six month periods ended December 28, 1997 were down 21.7% or $2.4 million and 20.4% or $4.2 million, respectively, primarily resulting from the reduction in the number of stores operated by the company as well as the ongoing efforts of the Company's reductions in general and administrative expenses. The Company's decentralization of management has begun to have the desired effect of reducing administrative expenditures and enhancing store operations.

     Other significant improvements realized during the first and second quarter include a 48% reduction in depreciation and amortization due to the numerous store closings, and a 49% reduction in the Company's interest expense when compared to the same period last year. Management's efforts to reduce its inventory investment and the related costs to carry this investment, when combined with the reduction in the number of stores, accounts for the majority of the reduction in interest expense.

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



                                            Sunbelt Nursery Group, Inc.
                                            ---------------------------
                                            (Registrant)



Date:  February 20, 1998                    /s/Thomas R. Hoekstra
                                            ---------------------
                                            Thomas R. Hoekstra
                                            Chief Financial Officer